Form 10-K
period 2021-12-31
Cartica Acquisition Corp
filed 2022-03-28
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 001-41198

CARTICA ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 I Street NW, Suite 900 Washington, D.C.	20006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1-202-367-3003

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	CITEU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CITE	The Nasdaq Stock Market LLC
Redeemable warrants	CITEW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes     ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐       No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒         No  ☐

The registrant’s ordinary shares were not listed on any exchange and had no market value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Global Market on January 5, 2022, and the registrant’s Class A ordinary shares and warrants became eligible for separate trading on the Nasdaq Global Market on February 25, 2022. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021.

As of March 25, 2022 there were 23,000,000 Class A ordinary shares, par value $0.0001 per share and 5,750,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

 i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“anchor investors” are to the Cartica Funds to the extent they purchased 1,980,000 of the units in our initial public offering, at the public offering price;
●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cartica Funds” are to Cartica Investors, LP and Cartica Investors II, LP, private funds and affiliates of Cartica Management and our sponsor;
●	“Cartica Management” are to Cartica Management, LLC, an affiliate of our sponsor;
●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“directors” are to our directors;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension Period” are to any extensions of the 18-month period we have to consummate an initial business combination that may be secured in the manner described in Item 1 of this Report, “Business”, under the subheading “Redemption of public shares and liquidation if no initial business combination”.

●	“FINRA” are to the Financial Industry Regulatory Authority;

●

“forward purchase agreement” are to the agreement providing for the sale of forward purchase shares to the forward purchase investors in a private placement that will close substantially concurrently with the closing of our initial business combination, subject to approval prior to such time by the Cartica Management investment committee;

●	“forward purchase investors” are to the Cartica Funds and any assignees under the Cartica Funds’ forward purchase agreement;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of such Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 7, 2022;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●

“ordinary resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“our management” or “our management team” are to our executive officers and directors;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●

“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and from time to time thereafter upon conversion of working capital loans, if any;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in such offering or thereafter in the open market);
●

“public shareholders” are to the holders of our public shares, including our sponsor and our management team to the extent our sponsor or members of our management team purchase public shares, provided that the status of our sponsor and each member of our management team as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in such offering or thereafter in the open market);

●	“registration statement” are to the Form S-1 filed with the SEC on November 16, 2021 (File No.333-261094), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●

“special resolution” are to a resolution of which notice specifying the intention to propose the resolution at a general meeting as a special resolution has been duly given and such resolution is adopted by the affirmative vote of at least a two-thirds (2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“sponsor” are to Cartica Acquisition Partners, LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $236,900,000 ($10.30 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was deposited following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to the public warrants and the private placement warrants, collectively; and

●	“we,” “us,” “Company” or “our Company” are to Cartica Acquisition Corp.

PART I

Item 1.	Business.

We are a newly organized blank check company, incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to as our initial business combination. We have not selected any business or entity with which to seek a business combination. Although we may pursue a business combination in any industry or geography, we intend to seek a business combination with an India-focused technology firm that will benefit from our sponsor’s extensive global investment experience.

Initial public offering

On January 7, 2022, we consummated our initial public offering of 23,000,000 units. Each unit consists of one Class A ordinary share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 15,900,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $15,900,000.

A total of $236,900,000 ($10.30 per unit), comprised of $225,400,000 of the proceeds from the initial public offering (which amount includes $8,050,000 of deferred underwriting commissions) and $11,500,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

Our management team is led by Sanjeev Goel, our Chief Executive Officer, and C. Brian Coad, our Chief Operating Officer and Chief Financial Officer. We must complete our initial business combination by July 7, 2023, 18 months from the closing of our initial public offering (or during any applicable Extension Period, as defined below). If our initial business combination is not consummated by July 7, 2023 or such Extension Period, then our existence will terminate, and we will distribute all amounts in the trust account.

Potential business combination partners may be incorporated in any jurisdiction but are likely to have an operational or business focus in India, to serve the large and growing Indian market, and preferably with an ambition to grow and expand internationally. We believe that the capital markets in the United States can better meet such technology-focused businesses’ need for late-stage growth capital. We aim to select a business combination partner that can leverage access to the U.S. capital markets to drive its domestic growth and international expansion plans. Further, our business combination partner would be able to use our expertise in improving their environmental, social and governance (ESG) standards and benefit from our global network and market knowledge.

We believe we are well-positioned to identify businesses with high-quality leadership teams and attractive growth profiles. We have senior, highly reputed and experienced directors to act as members of our board of directors. We will aim to leverage our sponsor’s, directors’ and officers’ extensive networks and significant investment and operating experience to source potential business combination partners and successfully execute a business combination with one or more of them. For further information on our management and their backgrounds, see “Management.”

Our business strategy

Our strategy is to identify and complete a business combination with a suitable business combination partner focused on the technology space in India. Our focus on Indian technology firms is driven by the extensive investment opportunities available in India. We believe there are numerous potential business combination partners in our target sector that already have early-stage investors and could greatly benefit from gaining access to mature capital markets in the U.S. We believe we understand the growth and profitability profiles of such business combination partners and can connect them with attractive long-term capital providers from deeper, more liquid and more mature international markets.

We believe that the leadership team at our business combination partner should continue to run its operations. We expect our shareholders to retain only a minority position in the post-business combination company and we do not expect to operate or for our shareholders to control it. The team will have broad operational flexibility and our support to enable them to take a long-term focus to growing the business. At the same time, our directors and officers will offer their decades of experience, deep-rooted relationships and insights from various markets and business cycles to guide and help the business to realize its full potential and achieve sustainable growth.

Not only do we believe strongly in our proven leadership and our experience with capital and market opportunities, we believe that having core values, transparency and social impact are paramount. Therefore, our goal is to assist and advise our selected business combination partner in adopting world-class ESG standards to improve the sustainability, transparency and credibility of the business. This will enable the business to create long-term value for its investors, other stakeholders and society at large.

We believe that our sponsor’s extensive experience as impact investors in emerging markets will also help us identify a wide range of attractive combination opportunities and successfully bring one or more to the U.S. capital markets.

Market opportunity

We believe that the rapid evolution of technology is creating a broad range of opportunities for disruption through digitization across industries worldwide. This is especially relevant for India, as the acceleration of its digital economy is a key pillar of the government’s strategy for creating growth and opportunity for its population. Accordingly, over the last five years, technology-based businesses have proliferated in India. They are playing a dominant role in addressing social and economic challenges, such as affordable healthcare, creating jobs and skills for the future, providing quality education, improving rural and farming incomes, giving access to high quality financial and non-financial goods, services and solutions, and promoting small businesses, e-governance and environment sustainability. As a result, the Digital Maturity Index of India’s enterprises is up from 34% in 2018 to 55% in 2020 and is accelerating faster than its peers (Source: NASSCOM Zinnov Indian Tech Start-up Ecosystem 2020).

In our view, India offers one of the best growth opportunities for investors globally, because it features a young and large population, rapid digital adoption (over 750 million internet subscribers as of 2020, according to NASSCOM Zinnov Indian Tech Start-up Ecosystem 2020), growing technological sophistication, a stable, strong and reform-focused government dedicated to improving economic and social prosperity and increasing ease of doing business. These factors, combined with a large and underpenetrated market, the availability of a deep pool of entrepreneurial talent and a supply of venture and private equity capital has resulted in India becoming the world’s third-largest technology start-up ecosystem (after the U.S. and China) (NASSCOM Zinnov Indian Tech Start-up Ecosystem 2020). During the last five years, over 11,000 start-ups were launched, an estimated $70 billion was invested by Venture Capital (VC) and Private Equity (PE) funds across 3,436 start-ups and about 38 active unicorns (start-up companies that have achieved valuations of $1 billion or more) were born, with over 55 more in the pipeline (NASSCOM Zinnov Indian Tech Start-up Ecosystem 2020 and Inc42—Indian Tech Startup Funding Report 2020). These young companies are distributed across sectors such as EnterpriseTech, HealthTech, FinTech, EdTech, RetailTech, HRTech, ConsumerTech, Media & Entertainment, Advertising & Marketing, AgriTech and Logistics. With this ecosystem driving growth, India’s digital economy is expected to cross $1 trillion by 2025, compared to about $200 billion in 2018 (NASSCOM Zinnov Indian Tech Start-up Ecosystem 2020).

Although digital technology is a large and growing segment in India, most of the digital companies are young and continue to be privately funded by VC and PE investors. Several of them are at a stage where they are looking for longer-term, more mature capital to continue to grow into the next phase of their evolution. This provides us with significant opportunities for acquisition.

Our affiliation with Cartica management

Our sponsor and the Cartica Funds, which are providing the capital to our sponsor and which entered into the forward purchase agreement with us and purchased 1,980,000 of the units in our initial public offering, are affiliates of Cartica Management, LLC (“Cartica Management”). Based in Washington D.C., Cartica Management is an emerging markets-focused asset management firm, with investments concentrated in small- and mid-cap companies. Cartica Management has a strong track record over a 12-year period, identifying, investing in and actively engaging with emerging market companies. Cartica Management has a deep understanding of the nuances involved with emerging market investments and a detailed, bottom-up approach to identifying appropriate investment opportunities. We believe that we will be able to leverage our association with Cartica Management when seeking to identify potential business combination partners, and benefit from its expertise in identifying emerging market investment opportunities. Further, Cartica Management’s strong focus on sustainability and environmental, social and governance (“ESG”) standards will assist us in identifying opportunities with appropriate sustainability and ESG frameworks and in helping to ensure that our business combination partner employs strong sustainability and corporate governance standards and policies into the future.

Business combination criteria

We have identified a set of general criteria and guidelines that we believe are important for analyzing prospective business combination partners, which we set forth below. We intend to use these criteria and guidelines to evaluate initial business combination opportunities, even though we may ultimately decide to enter into a business combination with a partner that does not meet these criteria or guidelines.

•               An innovative, technology-based business. We believe that a large number of innovative young firms have emerged in India and are using technology to capture opportunities across sectors. We will focus on identifying and acquiring one or more such potential business combination partners.

•               Robust unit economics with healthy gross margins. We will seek to invest in a business combination partner or partners that, in addition to having a strong business model and sustainable competitive advantages, can also provide profitable growth. The ability to generate robust unit economics and gross margins will be an important consideration.

•               Strong growth trajectory with visible scope for further expansion. We will seek business combination partners that have the potential to deliver fast growth with large potential to scale up domestically and, preferably, internationally.

•               $1 billion or higher valuation. We will focus on potential business combination partners with an equity value of approximately $1 billion or higher. We believe that such businesses have an optimum mix of maturity, scale and capacity to grow profitably and sustainably. Moreover, businesses of this size are likely to benefit from long-term capital from the public markets for the next phase of their development.

•               Committed and visionary founders and leadership team. We intend to partner with founders and management teams who have a long-term commitment, a clear vision and the ability to execute their business plans. The management team should be able to leverage the support and guidance of our directors and officers—leaders with proven abilities and extensive networks who can help our partner grow.

•               Able to benefit from being a public company: We will seek a business combination partner whose management and shareholders appreciate the opportunity to take their firm public in order to transform it into an independent national- and global-level business. Our partner should be able to take advantage of public market access to pursue future and faster growth (via high return-on-capital projects), build its brand, pursue value-accretive acquisitions, strengthen its balance sheet and incentivize its employees through publicly-traded equity compensation.

•               Culture, Purpose and Impact. We seek a business combination partner that has a robust corporate culture and is mission-driven with a distinct purpose. We will consider ESG factors to ensure that the business generates, and with our advice and guidance, will continue to generate significant and positive value and impact for its stakeholders and the wider economy through innovation, societal problem-solving, development of economic opportunities, and improvement of industry competitiveness and resilience.

•               Fair valuation with upside potential. Our directors and officers have years of experience conducting rigorous due diligence and making disciplined investment decisions. We will seek business combination partners that can deliver a robust risk-adjusted return profile with substantial upside potential.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event we decide to enter into a business combination with a partner that does not meet the above criteria and guidelines, we will disclose that the potential business combination partner does not meet the above criteria and guidelines in our shareholder communications related to the business combination, including proxy solicitation or tender offer materials that we would file with the SEC. In evaluating a prospective business combination partner, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities and reviews of financial and other information.

Competitive strengths

Our extensive investment experience

Our directors and officers include seasoned investors and dealmakers with extensive global experience of different industries, deal sizes and structures across multiple macroeconomic and industry cycles. Their expertise ranges from recognizing investment themes, developing and executing investment strategies, identifying investment opportunities, executing transactions, and advising companies post-investment to support their growth and development.

Our sourcing network

In addition to our Cartica Management association, our directors and officers have developed an extensive and deep global network over several decades that will enable us to identify attractive opportunities.

Our commitment to supporting our business combination partner

We aim to provide the management of our business combination partner with the operational freedom to take a long-term focus on building the business. Our highly reputed and experienced board will continue to guide and support our business combination partner with strategic and market advice following a successful combination.

Our ability to act as a bridge between Indian technology companies and the U.S. capital markets

Our directors and officers have several decades of investing and operating experience, skills in public and private company management, an extensive history of dealing with global investors and well-earned public reputations, all of which will serve them well as they engage with the management of high-quality potential business combination partners in the Indian ecosystem of young firms. Our view is that young Indian firms will benefit enormously from their advice, mentorship and guidance.

Similarly, we believe that the credibility of our directors and officers will be attractive to global investors seeking an edge in the identification of breakout Indian technology companies—not only for the quality of their business models and managers, but also for their adherence to standards of governance appropriate for public companies.

As a result, we believe that our directors and officers will play a valuable role in introducing exciting, high-growth firms in the Indian technology space to global capital market investors, and acting as a credible interlocutor between these two sides.

Initial business combination

So long as our securities are then listed on Nasdaq, our initial business combination must occur with a business combination partner that has an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board is not able to determine the fair market value of the business combination partner independently, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will be unable to make an independent determination of the fair market value of a business combination partner, it may be unable to do so if: (1) our board is less familiar or inexperienced with the business combination partner’s business, (2) there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or (3) if the anticipated transaction involves a complex financial analysis or other specialized skills, and our board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the business combination partner meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a business combination partner or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate entering into a business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the business combination partner. It may be, however, that the post-business combination company owns or acquires less than 100% of such interests or assets of the business combination partner in order to meet certain objectives of the business combination partner management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the business combination partner or otherwise acquires a controlling interest in the business combination partner sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the business combination partner, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the business combination partner and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a business combination partner. In this case, we would acquire a 100% controlling interest in the business combination partner. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a business combination partner or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one business combination partner, the 80% of net assets test will be based on the aggregate value of all of the business combination partners. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management team will endeavor to evaluate the risks inherent in a particular business combination partner, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a business combination partner and to negotiate and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective business combination partner with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination

Acquisition process

In evaluating a potential business combination partner, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management of the business combination partner, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a business combination partner.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our and Cartica Management’s management teams, officers and directors, own or will directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular business combination partner is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as our and Cartica Management’s management teams, may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors, and management team members was included by a business combination partner as a condition to any agreement with respect to such business combination.

Each of our directors and officers presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such other entity, rather than to us, or to keep from us information it learns from such other entity in confidence. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, and if any of our officers and directors learns information from such an entity in confidence, he or she will not share it with us. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our amended and restated memorandum and articles of association will provide that we renounce, to the maximum extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition our amended and restated memorandum and articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

Our sponsor, officers, and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition business combination partner, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Status as a public company

We believe our structure will make us an attractive business combination partner to business combination partners. As an existing public company, we offer a business combination partner an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the business combination partner may, for example, exchange their shares of stock, shares or other equity interests in the business combination partner for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe business combination partners may find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process may take a significantly longer period of time than the typical business combination transaction process, and there may be significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the business combination partner will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the business combination partner would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Although we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential business combination partners may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2027, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial position

With funds available for a business combination initially in the amount of approximately $261,600,000 (including $245,900,000 of gross proceeds from our initial public offering and the simultaneous private placement; assuming the receipt of $30,000,000 under the forward purchase agreement, which amount is conditional on the approval of the investment committee of Cartica Management; and after taking into account payment of $650,000 of estimated expenses of our initial public offering, $1,000,000 of directors and officers insurance premiums, $4,600,000 of underwriting commissions due upon the closing of our initial public offering and $8,050,000 of deferred underwriting commissions that would be paid to the underwriter upon the consummation of an initial business combination), we offer a business combination partner a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the business combination partner to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our initial business combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the simultaneous sale of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not engaged or retained any agent or other representative to identify or locate any suitable business combination partner, to conduct any research or take any measures, directly or indirectly, to locate or contact a business combination partner, other than through our officers and directors. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the business combination partner with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular business combination partner with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a business combination partner may encounter.

Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a business combination partner.

In addition, we believe our ability to complete our initial business combination will be enhanced by our having entered into the forward purchase agreement pursuant to which the forward purchase investors will agree to purchase up to an aggregate of 3,000,000 forward purchase shares for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial business combination, subject to approval at such time by Cartica Management’s investment committee.

Sources of business combination partners

Business combination partner candidates are being brought and will continue to be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Business combination partners may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to business combination partners in which they think we may be interested on an unsolicited basis, since some of these sources will have read our SEC filings and know what types of businesses may consider business combination partners. Our officers and directors, as well as their affiliates, may also bring to our attention business combination partner candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, including the underwriter of our IPO or any of its affiliates, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our executive directors or officers, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (including without limitation any private placement advisory services or other material fees associated with our initial business combination). However, we may pay any of our independent directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, to the extent such payment is in compliance with all laws and is consistent with independent director requirements. Such payment may be paid from the proceeds held in the trust account upon consummation of an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of a business combination partner.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or any of our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, rather than to us, or to keep from us information it learns from such other entity in confidence. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and if any of our officers and directors learns information from such an entity in confidence, he or she will not share it with us.

Evaluation of a business combination partner and negotiation of our initial business combination

In evaluating a prospective business combination partner, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with the business combination partner’s incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the business combination partner and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular business combination partner, we will proceed to negotiate the terms of the business combination transaction.

The time required to select and evaluate a business combination partner and to negotiate and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective business combination partner with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to our directors or executive officers, or their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•       subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•       cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the business combination partner’s management team

Although we intend to closely scrutinize the management of a prospective business combination partner when evaluating the desirability of effecting our initial business combination with that business, our assessment of the business combination partner’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the business combination partner cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular business combination partner.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the business combination partner. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•       We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then- outstanding (other than in a public offering);

•       Any of our directors, officers or substantial security holder (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the business combination partner or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•       The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•       the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•       the expected cost of holding a shareholder vote;

•       the risk that the shareholders would fail to approve the proposed business combination;

•       other time and budget constraints of the company; and

•       additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a business combination partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met.

Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then- outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.30 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of initial public offering or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

Limitations on redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the business combination partner or its owners, (ii) cash to be transferred to the business combination partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•       conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•       file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of our shareholders by ordinary resolution. In such case, our sponsor and each of our directors and executive officers have agreed to vote their founder shares and public shares (including public shares purchased in open market and privately negotiated transactions) in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 8,625,001, or 37.5% (assuming all issued and outstanding shares are voted, and the partners to the letter agreement do not acquire any Class A ordinary shares), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted, and the partners to the letter agreement do not acquire any Class A ordinary shares), of the 23,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. In addition, the forward purchase investors will have agreed in the forward purchase agreement that, to the extent any of them own any Class A shares at the time of any shareholder vote to approve a proposed business combination, they will vote those shares in favor of such proposed business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•       conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•       file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 3,450,000, or 15% of the shares sold in initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than 3,450,000 ordinary shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a business combination partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering share certificates in connection with a tender offer or redemption rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent at least two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will confirm whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a business combination partner, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different business combination partner until July 7, 2023, or any applicable Extension Period.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated memorandum and articles of association provide that we will have only until July 7, 2023, 18 months from the closing of our initial public offering (or the end of any Extension Period, or by such other deadline as may be approved by a vote of our shareholders in connection with which our shareholders will have a right to redeem their public shares) to consummate an initial business combination. If we have not consummated an initial business combination during such time, we will: (i) cease all operations except for the purpose of winding-up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination during the Combination Period. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we anticipate not being able to consummate our initial business combination within 18 months, we may, up to two times, by resolution of our board if requested by our sponsor (and without us having to seek the approval of our public shareholders or provide them with an opportunity to redeem their shares), extend the period of time to consummate a business combination, each time by an additional three months (for a total of up to 24 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the investment management trust agreement between us and Continental, in order to extend the time available for us to consummate our initial business combination in this manner, our sponsor or its affiliates or designees, upon five business days’ advance notice prior to the date of the applicable deadline for consummating our initial business combination, must pay into the trust account $2,300,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each three-month extension, or an aggregate of $4,600,000 ($0.20 per public share) for a full six months of extensions. Any such payments are expected to be made in the form of a non-interest bearing loan or loans. If we complete our initial business combination, we would expect to repay such loans from funds that are released to us from the trust account or, at the option of our sponsor, convert all or a portion of the total loaned amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will not repay such loans. Except for the foregoing, the terms of any such loans have not been determined and no written agreements or promissory notes exist with respect to any such loans. Because we will not repay such loans if we do not complete a business combination, if any such loans are outstanding, our sponsor may be more inclined to complete a business combination than it would be if no such loans were outstanding, which would represent a conflict of interest between our sponsor and our public shareholders.

Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that we receive notice from our sponsor five business days prior to the applicable deadline of its intent to effect an extension in this manner, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Throughout this Report, we refer to any extensions of the 18-month period to consummate an initial business combination that may be secured in the foregoing manner as an “Extension Period.”

Our sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by July 7, 2023 or during any Extension Period or by such other deadline as may be approved by a vote of our shareholders in connection with which our shareholders will have a right to redeem their public shares (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $3,750,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-public-share redemption amount received by shareholders upon our dissolution would be $10.30. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-public-share redemption amount received by shareholders will not be less than $10.30. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims and thereafter the claims of our public shareholders.

Although we will seek to have all vendors, service providers, prospective business combination partners and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if our management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by our management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management is unable to find a service provider willing to execute a waiver. J.P. Morgan Securities LLC will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective business combination partner with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.30 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective business combination partner that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company.

Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective business combination partners.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.30 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to the potential claims of creditors, we cannot assure you that the actual value of the per-share redemption price will not be less than $10.30 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective business combination partners or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $3,750,000 following our initial public offering and the sale of the private placement warrants (although $1,000,000 of this amount was paid for directors and officers liability insurance premiums upon the closing of our initial public offering) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. However, any such liability would not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $650,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $650,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.30 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or during any Extension Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 18 months from the closing of our initial public offering or during any Extension Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a business combination partner for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. In particular, since our incorporation a great number of blank check companies have been formed, have completed their initial public offerings and have begun searching for acquisition targets, and many of these blank check companies are potential competitors of ours in regard to prospective acquisition targets. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger business combination partners will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a business combination partner. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain business combination partners. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a business combination partner has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic reporting and financial information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective business combination partner as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential business combination partners we may acquire because some business combination partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular business combination partner identified by us as a potential business combination partner will have financial statements prepared in accordance with the requirements outlined above, or that the potential business combination partner will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed business combination partner. While this may limit the pool of potential business combination partners, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A business combination partner may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have registered our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2027, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	any financing of our initial business combination that might be provided under our forward purchase agreement with the Cartica Funds would be subject to, among other conditions, approval by the Cartica Management investment committee prior to our initial business combination;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;

●	Our independent directors have a financial interest in our founder shares, either directly or through our sponsor, and if we do not consummate our initial business combination, the founder shares would be worthless. As a result, our independent directors have a financial interest in consummating an initial business combination, even if our share market price thereafter declines in value and our public shareholders experience losses in connection with their investment. This financial interest may give rise to a potential conflict of interest in for our independent directors considering potential target businesses;

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only $10.30 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination; and

●	Conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 1775 I Street NW, Suite 900, Washington, D.C. 20006, and our telephone number is +1-202-367-3003. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units are traded on the Nasdaq Global Market under the symbol CITEU. Our units commenced public trading on January 5, 2022. Our public shares and public warrants commenced separate public trading on the Nasdaq Global Market on February 25, 2022, under the symbols CITE and CITW, respectively.

(b)	Holders

On March 25, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, five holders of record of our Class B ordinary shares, one holder of record of our public warrants and one holder of record of our private placement warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On January 7, 2022, subsequent to the filing of the Registration Statement, the Company consummated its initial public offering of 23,000,000 units, including 3,000,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $23,000,000. J.P. Morgan acted as bookrunner and representative of the underwriters of the initial public offering.

A total of $236,900,000 of the proceeds from the initial public offering (which amount includes $8,050,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Cartica Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain risks and uncertainties detailed herein and in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

Cartica Acquisition Corp was incorporated in the Cayman Islands on February 3, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our sponsor is Cartica Acquisition Partners, LLC.

Recent Developments

Subsequent to the end of our 2021 financial year on December 31, 2021, the registration statement for our initial public offering was declared effective, on January 4, 2022. On January 7, 2022, the Company closed its initial public offering and completed the sale of 23,000,000 units, including 3,000,000 units sold pursuant to the full exercise of the underwriter’s option to purchase additional units to cover over-allotments, each unit consisting of (i) one Class A ordinary share of the Company, par value $0.0001 per share, and (ii) one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000 (before underwriting discounts and offering expenses). Transaction costs amounted to $13,295,086 consisting of $12,650,000 of underwriting discount and $645,086 of other offering costs.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 15,900,000 warrants to the sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $15,900,000.

At the closing of the IPO, management has agreed that an amount equal to at least $10.30 per unit sold in the IPO, including proceeds from the sale of the private placement warrants, will be held in a trust account, located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds held in the trust account, as described below.

The Company will provide the holders of its issued and outstanding public shares with the opportunity to redeem all or a portion of their public shares, or Class A ordinary shares sold as part of the IPO, upon the completion of a business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the trust account (initially anticipated to be $10.30 per Public Share, plus any pro rata interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations), calculated as of two business days prior to the completion of the business combination. The per-share amount to be distributed to Public Shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a business combination with respect to the Company’s warrants. All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with the U.S. Securities and Exchange Commission and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the public shares have been issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. Although redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the public shares are redeemable and have been classified as such on the balance sheet until such date that a redemption event takes place.

The Company will have until 18 months from the closing of the IPO, and any extended time beyond 18 months as a result of or during any Extension Period or a shareholder vote to amend the Company’s amended and restated memorandum and articles of association, to complete a business combination (the “Combination Period”). If the Company has not completed a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a business combination within the Combination Period.

Liquidity and Capital Resources

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. As of December 31, 2021, the Company had $965 in cash and working capital deficit of $658,413.

The Company completed its IPO on January 7, 2022, at which time capital in excess of the funds deposited in the trust account and/or used to fund offering expenses was released to the Company for general working capital purposes.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

As a result of the foregoing, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

Results of Operations

As of December 31, 2021, we had not commenced any operations. All activity for the period from February 3, 2021 (inception) through December 31, 2021 relates to our formation and organizing our initial public offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 3, 2021 (inception) to December 31, 2021, we had a net loss of approximately $268,389, which consisted of formation and operating costs.

Contractual Obligations

As of the end of our 2021 financial year, on December 31, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. Thereafter, in connection with the completion of our IPO, we entered into a number of agreements relating to the IPO, including the following:

Administrative Support Agreement

On January 4, 2022 we entered into an administrative support agreement, under which we are to pay our sponsor $930,000 over eighteen months, beginning at the closing of our IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, we paid the sponsor an aggregate amount of $601,167, of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a business combination or a liquidation, we will cease paying administrative support expenses to the sponsor (in the case of the cash compensation, after 30 days’ notice).

Registration Rights Agreement

On January 4, 2022 we entered into a registration and shareholder rights agreement. The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On January 4, 2022, we entered into an underwriting agreement with the underwriter of our IPO. On January 7, 2022 the underwriters received a cash underwriting discount of $0.20 per unit, or $4,600,000 in the aggregate (which included an additional $600,000 received pursuant to the full exercise of the over-allotment option), which was paid at closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate (which included an additional $1,050,000 received pursuant to the full exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates.

Warrant Liability

A critical accounting estimate made in our financial statements is the estimated fair value of our warrant liability. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•	Level 1, Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

•	Level 2, Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

•	Level 3, Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of December 31, 2021 we did not have any warrants outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business or operating results during the period presented.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on February 3, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Reference is made to the pages of this Report numbered with an “F”, beginning with page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Subramanian Ramadorai	77	Director
Keki M. Mistry	67	Director
Farida Khambata	72	Director
Parul Bhandari	46	Director
Asif Ramji	49	Director
Steven J. Quamme	61	Director
Sanjeev Goel	52	Chief Executive Officer and Director
C. Brian Coad	52	Chief Operating Officer and Chief Financial Officer

The experience of our directors and executive officers is as follows:

Mr. Subramanian Ramadorai is one of our directors. Mr. Ramadorai is currently Chairman of Tata Technologies Limited and Tata STRIVE and an Independent Director on the Boards of Piramal Enterprises Limited and DSP Investment Managers. In March 2016, Mr. Ramadorai retired as the Chairman of the Board of Directors of the Bombay Stock Exchange (BSE Limited) after having served for a period of 6 years. Between 2011 and 2016, Mr. Ramadorai served as the Chairman of National Skill Development Agency (NSDA) in the rank of a Cabinet Minister and the Chairman of the National Skill Development Corporation (NSDC), a one of its kind, Public Private Partnership in India, under the Ministry of Skill Development & Entrepreneurship. Mr. Ramadorai was the CEO of Tata Consultancy Services (TCS) from 1996 to 2004 and was the CEO and MD from 2004 to 2009. He served as the Vice Chairman at TCS until October 2014. In January 2006, in recognition of Mr. Ramadorai’s commitment and dedication to the IT industry, he was awarded the Padma Bhushan (India’s third highest civilian honor) by the Government of India. In April 2009, he was awarded the CBE (Commander of the Order of the British Empire) by Her Majesty Queen Elizabeth II for his contribution to Indo-British economic relations. In 2016, he was also awarded The Economic Times Lifetime Achievement Award for his glorious contribution to Tata Consultancy Services.

Mr. Ramadorai holds a Bachelor’s degree in Physics from Delhi University (India), a Bachelor of Engineering degree in Electronics and Telecommunications from the Indian Institute of Science, Bengaluru (India), and a Master’s degree in Computer Science from the University of California—UCLA (USA). He also attended the Sloan School of Management’s Senior Executive Development Program.

We believe that Mr. Ramadorai’s deep knowledge of value-creation in public and private IT companies and extensive executive leadership experience in the public and private sectors make him highly qualified to be a member of our board.

Mr. Keki M. Mistry is one of our directors. He has nearly 40 years of varied work experience in banking and financial services in India. He currently serves as the Vice Chairman and Chief Executive Officer of the Housing Development Finance Corporation Limited (HDFC Ltd.), positions he has held since 2010, having also held other leadership roles since joining the company in 1981. He played a critical role in the transformation of HDFC into India’s leading financial services conglomerate by facilitating the formation of HDFC Bank Ltd., HDFC Asset Management Company Ltd., HDFC Life Insurance Company Ltd. and HDFC ERGO General Insurance Company Ltd. In addition to being on the boards of several HDFC Group companies, Mr. Mistry is also on the boards of Tata Consultancy Services Ltd and Torrent Power Ltd. He is also on the advisory boards of a number of Indian companies. Mr. Mistry is a member of the Primary Market Advisory Committee (PMAC) constituted by the Securities and Exchange Board of India (SEBI), and was a member of the Corporate Governance Committee constituted by SEBI in 2017. He is the current Chairman of the Confederation of Indian Industry (CII) National Council on Corporate Governance, a position which he has held for five years (2016 to 2018 and 2019 onwards). He is also a member of the CII Economic Affairs Council for 2021-22.

Mr. Mistry holds a Bachelor’s degree in Commerce from Sydenham College of Commerce and Economics and is a Chartered Accountant from the Institute of Chartered Accountants of India (ICAI).

We believe that Mr. Mistry’s extensive experience in operating and governing companies for the benefit of shareholders, along with his broad network of relationships, make him highly qualified to be a member of our board.

Mrs. Farida Khambata is a member of our board of directors and a co-founder of Cartica Management, LLC. Prior to co-founding Cartica, Mrs. Khambata was a member of the Management Group of International Finance Corporation (the “IFC”) the senior most leadership of the IFC. In her last position at IFC, she served as the Regional Vice President and led all operations in East Asia and the Pacific, South Asia, Latin America and the Caribbean regions, and the Global Manufacturing Group. She oversaw strategy, investment operations and advisory services in IFC’s member countries in these regions, which accounted for nearly three- quarters of all IFC’s investments. She also oversaw all equity investments globally. Prior to this, Mrs. Khambata was the Treasurer of IFC. Mrs. Khambata joined the IFC in 1986 from the World Bank, where she managed its pension fund assets.

Mrs. Khambata received a Master of Arts in Economics from the University of Cambridge and a Master of Science in Business Management from the London Business School. She is a member of the boards of directors of Dragon Capital Group Limited, Kotak Mahindra Bank Limited, Tata Steel Limited and Tata Investment Corporation Limited.

We believe that Mrs. Khambata’s extensive experience in evaluating and governing companies for the benefit of shareholders, along with her broad network of relationships, make her highly qualified to be a member of our board.

Ms. Parul Bhandari is one of our directors. Ms. Bhandari has more than 20 years of experience driving growth and innovation at the world’s leading technology and business development companies. Since 2012, Ms. Bhandari has held various leadership roles at Microsoft (Nasdaq: MSFT). Since 2019, she has served as the Director, Partner Strategy, Worldwide Media and Communications, where she contributes to global partner recruiting, enablement, and engagement. Her previous roles at Microsoft were focused on leading Data & AI for Worldwide Public Sector, driving industry solutions and engaging in Digital Transformation initiatives. She is also a director of Timberland Bank. Prior to joining Microsoft, Ms. Bhandari served as Vice President of Business Development and Alliances for the management consulting firm Acelsior, teaming with large defense contractors including Deloitte, SAIC, and General Dynamics.

Ms. Bhandari holds an MBA from McDonough School of Business at Georgetown University in Washington, D.C., and a Bachelor of Arts in Business Administration from Northwestern College in Orange City, Iowa.

We believe that Ms. Bhandari’s thought leadership in big bet technologies and her experience in helping organizations through digital transformations make her highly qualified to be a member of our board.

Mr. Asif Ramji is one of our directors and is the Chairman of our Board of Directors. Mr. Ramji served as Corporate Executive Vice President and Chief Growth Officer of Fidelity National Information Services (NYSE: FIS) from March 2020 until May 2021. He is the founder and since June 2021 has been the Chief Executive Officer of Venture Worx LLC, an advisory and investment management firm. Prior to March 2020, he served as Chief Product Officer of FIS. Prior to joining FIS in 2019, he was the Chief Product and Marketing Officer for Worldpay from 2017 to 2019. Prior to that, Mr. Ramji was President and Chief Executive Officer of Paymetric from 2011 to 2017. Mr. Ramji led the sale of Paymetric to Vantiv in 2017. In 2017, Mr. Ramji was recognized by Ernst & Young as the national EY Entrepreneur of the Year award recipient for Financial Services.

We believe that Mr. Ramji’s distinguished experience in entrepreneurship, value creation and operational excellence make him highly qualified to be a member of our board.

Mr. Steven J. Quamme is a member of our board of directors. Mr. Quamme is a co-founder and President of Cartica Management, LLC and a member of its Investment Committee, as well as a member of the board of directors of its General Partner. Prior to co-founding Cartica in 2008, Mr. Quamme was a co-founder and Chief Operating Officer of Breeden Partners, LP, a private investment fund focused on governance and relational investing in the United States. From 2001 to 2007, Mr. Quamme was also a Senior Managing Director of Richard C. Breeden & Co., a multi-disciplinary professional services firm focused on corporate governance, restructurings and crisis management. From 2000 to January 2005, Mr. Quamme was the founder and co-Chief Executive Officer of Milestone Merchant Partners, LLC, an investment banking and private equity firm. Mr. Quamme began his career as a securities and mergers and acquisitions attorney at the law firm Baker Botts L.L.P.

Mr. Quamme graduated from Northwestern University as well as Northwestern University School of Law, where he serves as a member of the board. He also serves as a trustee of the Meridian International Center.

We believe that Mr. Quamme’s extensive experience in evaluating, investing in and governing companies for the benefit of shareholders, along with his broad network of relationships, make him highly qualified to be a member of our board.

Mr. Sanjeev Goel is our Chief Executive Officer and a member of our board of directors. He has over 22 years of emerging markets investment experience. Since 2020, Mr. Goel also serves as the Managing Head of Global Value Creation Partners FZE, a Dubai based emerging markets consulting firm. From 1997 to 2019 Mr. Goel worked in the Financial Institutions Group at the International Finance Corporation (IFC) of the World Bank Group. His last assignment with the IFC was overseeing the equity business in South Asia, Europe, Middle East and North Africa regions. Among his senior roles at the IFC, he was the Global Co-Head of Equity Business where he managed a large equity investment portfolio in numerous financial institutions in countries spanning across Asia, Europe, Middle East, Latin America, and Africa. In his role, Mr. Goel identified investment themes, formulated equity business strategies, guided business development, oversaw the global portfolio, and advised teams on new investments, complex portfolio matters, and equity exits. Prior to that he was the Portfolio Head for East Asia where he managed a large portfolio of investments in the region. He has also worked in the IFC’s Global Transactions Group executing debt and equity deals globally, and in Latin America Group of the IFC managing investments and executing deals in the region.

Mr. Goel has an MBA from the George Washington University and B.Com. and LL.B. degrees from the University of Delhi.

We believe that Mr. Goel’s extensive experience in evaluating, transacting in respect of and managing large portfolios of investments internationally, along with his broad network of relationships with executives, management teams and others, make him highly qualified to be a member of our board.

Mr. C. Brian Coad, CFA, is our Chief Operating Officer and Chief Financial Officer. Mr. Coad has over 25 years of finance and operations experience across a wide variety of platforms, from public to private and start-up to middle market. From 2012 until the end of 2020, Mr. Coad was the Chief Operating Officer of Cartica Management, LLC, where he was responsible for all non-investment related activities. Prior to joining Cartica, Mr. Coad was Chief Financial Officer and Head of Strategic Planning for the operating companies of PrinceRidge Holdings LP (“PrinceRidge”), a middle-market investment bank. As one of the initial employees of PrinceRidge, Mr. Coad built the finance and accounting function. While at PrinceRidge, he was responsible for accounting, finance, treasury and tax, as well as supporting brokerage clearing and operations. Prior to joining PrinceRidge, Mr. Coad was CFO for Broadpoint Securities Group, Inc. (NASDAQ: BPSG), a publicly traded middle-market investment bank. Mr. Coad was responsible for external and regulatory reporting, oversight of the firm’s clearing operations, and all corporate and business risk. Before becoming CFO, Mr. Coad was Broadpoint’s Director of Financial Planning and Analysis. Prior to joining Broadpoint, Mr. Coad was a co-founder and CFO of Frost Securities, Inc., a boutique investment bank and broker-dealer specializing in energy and technology. While at Frost, Mr. Coad was responsible for all logistics functions, including finance, accounting, operations, legal, compliance, IT and administration.

Mr. Coad graduated from Southern Methodist University with a BBA in Finance and is a Chartered Financial Analyst.

Number and terms of office of officers and directors

We have seven directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, which consists of Ms. Bhandari and Mr. Ramji, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Mr. Mistry and Mr. Ramadorai, will expire at our second annual general meeting. The term of office of the third class of directors, which consists of Mr. Goel, Mrs. Khambata and Mr. Quamme, will expire at our third annual general meeting. Prior to the completion of our initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to the registration and shareholder rights agreement between our sponsor and us, at any time and from time to time on or after the date of consummation of our initial business combination, our sponsor will be entitled to nominate up to three individuals for appointment to our board of directors, so long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chair of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation, nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation, nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit committee

We have established an audit committee of the board of directors. Ms. Bhandari, Mr. Ramadorai and Mr. Ramji serve as members of this committee. Our board of directors has determined that each of Ms. Bhandari, Mr. Ramadorai and Mr. Ramji is independent for purposes of membership on this committee under applicable Nasdaq listing standards and SEC rules. Ms. Bhandari serves as the chair of the committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Ramji qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which is available on our website (https://carticaspac.com/investor-resources) and which details the principal functions of the committee. The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with our management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our offering; and

•	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation, nominating and corporate governance committee

We have established a compensation, nominating and corporate governance committee of the board of directors. Mr. Ramadorai, Mr. Mistry, and Ms. Bhandari serve as members of this committee. Our board of directors has determined that each of Mr. Ramadorai, Mr. Mistry, and Ms. Bhandari is independent for purposes of membership on this committee under the applicable Nasdaq listing standards and SEC rules. Mr. Ramadorai serves as chair of the committee.

We have adopted a compensation, nominating and corporate governance committee charter, which is available on our website (https://carticaspac.com/investor-resources) and which details the principal functions of the committee. In regard to compensation, the committee’s principal functions include:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

Before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the committee will consider the independence of each such adviser, including any factors required by Nasdaq and the SEC.

In regard to nominations and corporate governance, the committee’s principal function will be to oversee the selection of persons to be nominated to serve on our board of directors, recommend to the Board the structure and membership of Board committees, and make other recommendations to the Board relative to corporate governance issues. The committee will consider persons identified by its members, management, shareholders and others.

The guidelines for selecting nominees, which are specified in the charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The committee will not distinguish among nominees recommended by shareholders and other persons.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Conduct and Ethics is available on our website (https://carticaspac.com/investor-resources). We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct and Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.

Executive officer and director compensation

We have agreed to pay our sponsor $930,000 over eighteen months, beginning at the closing of our IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which our sponsor is expected to source principally from Cartica Management. In addition, at the closing of the IPO, we paid the sponsor an aggregate amount of $601,167, of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a business combination or a liquidation, we will cease paying administrative support expenses to the sponsor (in the case of the cash compensation, after 30 days’ notice). In addition, each of our executive officers holds a membership interest in our sponsor.

Our sponsor, officers and directors, and their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including without limitation expenses incurred in connection with identifying potential business combination partners and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive directors or officers, or their respective affiliates, prior to completion of our initial business combination. However, we may pay any of our independent directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, to the extent such payment is in compliance with applicable laws and is consistent with independent director requirements.

After the completion of our initial business combination, directors or officers who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that any of our directors or officers maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a business combination partner but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our ordinary shares, consisting of (i) 23,000,000 Class A ordinary shares and (ii) 5,750,000 Class B ordinary shares, issued and outstanding as of March 25, 2022. On all matters to be voted upon, except for the election of directors, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the shares of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Cartica Acquisition Partners, LLC, our sponsor (2)			5,450,000	94.78%	19.0%
Subramanian Ramadorai, Director			75,000	1.30%	*
Keki M. Mistry, Director			75,000	1.30%	*
Farida Khambata, Director			-	-	-
Parul Bhandari, Director			75,000	1.30%	*
Asif Ramji, Director and Chairman(3)			75,000	1.30%	*
Steven J. Quamme, Director (2)(5)	1,980,000	8.6%	5,450,000	94.78%	25.8%
Sanjeev Goel, Chief Executive Officer and Director(4)			-	-	-
C. Brian Coad, Chief Operating Officer and Chief Financial Officer(4)			-	-	-
All executive officers and directors as a group (eight individuals)	1,980,000	8.6%	5,750,000	100.00%	26.9%
CCP Master GP, L.P.(5)	1,980,000	8.6%			6.9%
Saba Capital Management, L.P.(6)	1,850,000	8.0%			6.4%
Adage Capital Partners, L.P.(7)	1,800,000	7.8%			6.3%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1775 I Street NW, Suite 900, Washington, D.C. 20006.
(2)	Our sponsor, Cartica Acquisition Partners, LLC, is the record holder of 5,450,000 Class B ordinary shares. The managing member of our sponsor is Steven J. Quamme. Accordingly, Steven J. Quamme may be deemed to have beneficial ownership of the 5,450,000 Class B ordinary shares held by our sponsor.
(3)	Does not include an additional 75,000 shares indirectly owned by Mr. Ramji as a result of his membership interest in our sponsor. Mr. Ramji disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Does not include any shares indirectly owned by this individual as a result of the individual’s membership interest in our sponsor. This individual disclaims beneficial ownership of any such shares except to the extent of his pecuniary interest therein.
(5)	The 1,980,000 Class A ordinary shares reported reflect the units purchased in our IPO at the public offering price by the Cartica Funds as anchor investors in our IPO. Specifically, according to a Schedule 13D filed with the SEC on January 14, 2022, CCP Master GP, L.P., a Delaware limited partnership (“Master GP”) may be deemed to be a beneficial owner of 1,980,000 Class A ordinary shares. The general partner of Master GP is CCP Master GP GenPar, L.P., a Delaware limited partnership (“Master GP GenPar”). The general partner of Master GP GenPar is CCP Ultimate GP, LLC, a Delaware limited liability company (“Ultimate GP”). Our directors Steven J. Quamme and Farida Khambata, and Teresa C. Barger, are members of Ultimate GP. Our directors Steven J. Quamme and Farida Khambata, and Teresa C. Barger, directly (whether through ownership interest or position) or indirectly through one or more intermediaries may be deemed to control Ultimate GP, Master GP GenPar and Master GP. Each reporting person disclaims any beneficial ownership of the reported shares, other than to the extent of any pecuniary interest such person may have therein, directly or indirectly.
(6)	According to a Schedule 13G filed with the SEC on January 13, 2022, Saba Capital Management, L.P., a Delaware limited partnership, Boaz R. Weinstein and Saba Capital Management GP, LLC, a Delaware limited liability company, own 1,850,000 Class A ordinary shares. The business address of each such reporting person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	According to a Schedule 13G filed with the SEC on January 18, 2022, Adage Capital Partners, L.P., a Delaware limited partnership, directly owns 1,800,000 Class A ordinary shares, and Adage Capital Partners GP, L.L.C., a Delaware limited liability company, Adage Capital Advisors, L.L.C., a Delaware limited liability company, Robert Atchinson and Phillip Gross may be deemed to be beneficial owners of such shares. The business address of each such reporting person is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain relationships and related party transactions

On February 9, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. On April 24, 2021, our sponsor transferred 75,000 founder shares to each of our four director nominees at the time (all of whom are now directors), for the same per share price initially paid by our sponsor, resulting in our sponsor holding 6,887,500 founder shares. On October 31, 2021, our sponsor surrendered 1,437,500 founder shares, reducing the total number of founder shares outstanding to 5,750,000. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased 15,900,000 private placement warrants for a purchase price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of our initial public offering on January 7, 2022. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants are identical to our public warrants except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us (except under certain circumstance described below), (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

Prior to our initial public offering, we entered into a forward purchase agreement pursuant to which the Cartica Funds agreed to subscribe for an aggregate of up to 3,000,000 forward purchase shares, consisting of one Class A ordinary share for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial business combination, subject to approval at such time by the Cartica Management investment committee. If the sale of the forward purchase shares fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.

The forward purchase agreement provides that the forward purchase investors (i) must vote any Class A Shares owned by them at the time of any shareholder vote to approve a proposed business combination in favor of such proposed business combination, and (ii) are entitled to registration rights with respect to their forward purchase shares and any other Class A ordinary shares acquired by the forward purchase investors, including any time after we complete our initial business combination.

We have agreed to pay our sponsor $930,000 over eighteen months, beginning at the closing of our IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which our sponsor is expected to source principally from Cartica Management. In addition, at the closing of the IPO, we paid the sponsor an aggregate amount of $601,167, of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a business combination or a liquidation, we will cease paying administrative support expenses to the sponsor (in the case of the cash compensation, after 30 days’ notice). To the extent either individual’s compensation from our sponsor would end or be reduced upon our consummation of a business combination, such individual’s interests may conflict with our interests in consummating such a business combination and doing so on a timely basis.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 1775 I Street NW, Suite 900, Washington, D.C. 20006. We pay our sponsor approximately $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support at this address.

Except as described herein, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers, or directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination (including without limitation any private placement advisory services or other material fees associated with our initial business combination). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf including without limitation expenses incurred in connection with identifying potential business combination partners and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

However, we may pay any of our independent directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, to the extent such payment is in compliance with all laws and is consistent with independent director requirements. Such payment may be paid from the proceeds held in the trust account upon consummation of an initial business combination.

Prior to the consummation of our initial public offering, our sponsor agreed to lend us up to $350,000 to be used for a portion of the expenses of the offering. Pursuant to a promissory note, as amended, issued by the Company, these loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2022 and the closing of our initial public offering. On January 7, 2022, the entire outstanding balance of $244,225 was paid in full.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. In addition, if we extend the deadline for our initial business combination our sponsor or its affiliates or designees must pay into the trust account additional funds for each three-month extension. The additional funds deposited into the trust account are expected to be funded in the form of a non-interest bearing loan or loans. If we complete our initial business combination, we would expect to repay such loans from funds that are released to us from the trust account or, at the option of our sponsor, convert all or a portion of the total loaned amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will not repay such loans. Except for the foregoing, the terms of any such loans have not been determined and no written agreements or promissory notes exist with respect to any such loans. Because we will not repay such loans if we do not complete a business combination, if any such loans are outstanding, our sponsor may be more inclined to complete a business combination than it would be if no such loans were outstanding, which would represent a conflict of interest between our sponsor and our public shareholders. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to lend such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees as well as payments for certain administrative expenses (if payable to members management team) from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate up to three individuals for appointment to our board of directors, so long as our sponsor holds any securities covered by the registration and shareholder rights agreement. In addition, pursuant to the forward purchase agreement, we have agreed that we will use our commercially reasonable efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase shares and (B) any other Class A ordinary shares acquired by the forward purchase investors, including any acquisitions after we complete our initial business combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial business combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which a forward purchase investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for approval of related party transactions

We have adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chair of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mr. Ramadorai, Mr. Mistry, Ms. Bhandari and Mr. Ramji are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (PCAOB ID #688), for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $35,535. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $72,100. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

CARTICA ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Cartica Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cartica Acquisition Corp (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 25, 2022

CARTICA ACQUISITION CORP

BALANCE SHEET
DECEMBER 31, 2021

Assets
Current asset - cash	$965
Deferred offering costs	415,024
Total Assets	$415,989
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$415,153
Promissory note – related party	244,225
Total current liabilities	659,378
Commitments and Contingencies (Note 6)
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid in capital	24,425
Accumulated deficit	(268,389)
Total Shareholders’ Deficit	(243,389)
Total Liabilities and Shareholders’ Deficit	$415,989

1 Includes an aggregate of up to 750,000 Class B shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of January 7, 2022, the over-allotment option was fully exercised, and such shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these audited financial statements.

CARTICA ACQUISITION CORP

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM February 3, 2021 (INCEPTION) TO DECEMBER 31, 2021

Formation costs	$268,389
Net Loss	$(268,389)
Weighted average shares outstanding, basic and diluted (1)	5,000,000
Basic and diluted net loss per ordinary share	$(0.05)

1 Excludes an aggregate of up to 750,000 Class B shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). As of January 7, 2022, the over-allotment option was fully exercised, and such shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these audited financial statements.

CARTICA ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Class B ordinary shares (1)		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance – February 3, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	5,750,000	575	24,425	-	25,000
Net loss				(268,389)	(268,389)
Balance – December 31, 2021	5,750,000	$575	$24,425	$(268,389)	$(243,389)

1 Includes an aggregate of up to 750,000 Class B shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of January 7, 2022, the over-allotment option was fully exercised, and such shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these audited financial statements.

CARTICA ACQUISITION CORP

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) TO DECEMBER 31, 2021

Cash Flows from Operating Activities:	.
Net loss	$(268,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses	255,240
Net cash used in operating activities	(13,149)
Cash Flows from Financing Activities
Proceeds from issuance of promissory note to related party	231,724
Payment of deferred offering costs	(217,610)
Net cash provided by financing activities	14,114
Net change in cash	965
Cash – Beginning of period	-
Cash – End of period	$965
Non-cash investing and financing activities
Deferred offering costs paid by Sponsor in exchange for issuance of Founders’ shares	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$12,500
Deferred offering costs included in accrued offering costs	$172,363

The accompanying notes are an integral part of these audited financial statements.

CARTICA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS
December 31, 2021

Note 1- Description of organization and business operations

Cartica Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on February 3, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On January 7, 2022, the Company closed its Initial Public Offering (the “IPO”) and completed the sale of 23,000,000 units (the “Units”), including 3,000,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional units to cover over-allotments, each Unit consisting of (i) one Class A ordinary share of the Company, par value $0.0001 per share (collectively, the “Class A Ordinary Shares”), and (ii) one-half of one redeemable warrant of the Company (collectively, the “Warrants”). Each whole Warrant entitles the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000 (before underwriting discounts and offering expenses).

Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 15,900,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company (except as described in the Registration Statement); (ii) may not (and the Class A ordinary shares issuable upon exercise of such warrants may not) be transferred, assigned or sold by the holders thereof until 30 days after the completion of the Company’s initial business combination (subject to certain exceptions described in the Registration Statement); (iii) may be exercised by the holders thereof on a cashless basis; and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs amounted to $13,295,086 consisting of $12,650,000 of underwriting discount and $645,086 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the stock exchange that the Company will list its securities on will require that the Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully. At the closing of the IPO, management has agreed that an amount equal to at least $10.30 per Unit sold in the IPO, including proceeds from the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”), located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares, or Class A ordinary shares sold as part of the IPO, upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.30 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares have been issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. Although redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and have been classified as such on the balance sheet until such date that a redemption event takes place.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 5) and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

If the Company has not consummated a Business Combination within 18 months from the closing of the IPO, or during one of the two three-month periods by which the Company may extend such deadline, without holders of Public Shares being entitled to vote or redeem their shares in connection with such extensions, if the Sponsor or any of its affiliates or designees pays an additional $0.10 per Public Share into the trust account in respect of each such extension period (for a total of up to 24 months to complete a Business Combination) (each such three-month period, an “Extension Period”), or by such other deadline as may be approved by a vote of the Company’s shareholders (in connection with which the Company’s shareholders will have a right to redeem their Public Shares), the Company will redeem 100% of the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions. Pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the investment management trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial business combination in this manner, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the date of the applicable deadline for consummating the initial business combination, must pay into the trust account $2,300,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each three-month extension, or an aggregate of $4,600,000 ($0.20 per public share) for a full six months of extensions. Any such payments are expected to be made in the form of a non-interest bearing loan or loans. If the Company completes its initial business combination, it would expect to repay such loans from funds that are released to it from the trust account or, at the option of the Sponsor, convert all or a portion of the total loaned amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not complete a business combination, it will not repay such loans. Except for the foregoing, the terms of any such loans have not been determined and no written agreements or promissory notes exist with respect to any such loans.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The Sponsor has agreed to waive: (i) its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its Business Combination within 18 months from the closing of the IPO or during any Extension Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

The Company will have until 18 months from the closing of the IPO, and any extended time beyond 18 months as a result of or during any Extension Period or a shareholder vote to amend the Company’s amended and restated memorandum and articles of association, to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than $10.30 per Unit.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.30 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

Liquidity and Capital Resources

As of December 31, 2021, the Company had $965 in cash and working capital deficit of $658,413.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

Use of estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $965 in cash and no cash equivalents as of December 31, 2021.

Deferred offering costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1. Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities will be expensed and offering costs associated with the Class A ordinary shares are charged to temporary equity upon the completion of the IPO. As of December 31, 2021 the Company had $415,024 in deferred offering costs.

Income taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•      Level 1, Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

•      Level 2, Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

•      Level 3, Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share”. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Earnings and losses are shared pro rata between the two classes of shares.

Warrant liability

The Company accounts for the 27,400,000 warrants issued in connection with the IPO and the concurrent private placement of warrants, consisting of 11,500,000 Public Warrants and 15,900,000 Private Placement Warrants (inclusive of the exercise of the underwriter’s over-allotment option), in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. This liability will be subject to re-measurement at each balance sheet date, with any change in fair value being recognized in the Company’s statement of operations for the period ended on such date. Each fair value determination will be based upon a valuation obtained from a third-party valuation firm as and when necessary. As of December 31, 2021, the Company had no public or private warrants outstanding.

Class A Ordinary Shares subject to possible redemption

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Therefore, all Class A ordinary shares were classified outside of permanent equity upon the IPO. As of December 31, 2021, the Company had no ordinary shares or units outstanding.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The Company recognized changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also simplifies the diluted earnings per share calculation in certain areas and introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public units

Pursuant to the IPO, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrants”). As of December 31, 2021, the Company did not have any Units outstanding.

Public warrants

No warrants were outstanding as of December 31, 2021. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share warrant redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share warrant redemption trigger price described below under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless the Class A ordinary shares issuable upon exercise of the warrants have been registered under the Securities Act or a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

If the holders exercise their warrants on a cashless basis, they would pay the warrant exercise price by surrendering warrants for the number of Class A ordinary shares equal to (x) the number of Class A ordinary shares underlying the warrants multiplied by the excess of the “fair market value” (as defined in the next sentence) of the Class A ordinary shares over the exercise price of the warrants, divided by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except for Private Placement Warrants held by the Sponsor or its permitted transferees):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”), provided that prior to such redemption such holders will be able to exercise their warrants according to their usual exercise rights (i.e., on a cash basis); and

•	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, and certain additional terms and conditions are met.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part, and only if the Private Placement Warrants are simultaneously redeemed;

•	at a price of $0.10 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; provided that prior to such redemption holders will not only be able to exercise their warrants according to their usual exercise rights, but also on a cashless basis and receive the number of shares determined based on the redemption date and the “fair market value” (as defined above) of the Class A ordinary shares except as otherwise described in the warrant agreement; and

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

•	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, and certain additional terms and conditions are met.

The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 15,900,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000. As of December 31, 2021 the Company did not have any Private Placement Warrants outstanding.

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 3). A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

The Private Placement Warrants will be non-redeemable (except as described in Note 3 under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00”) and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees. If they are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants included in the Units being sold in the IPO.

Note 5 — Related Party Transactions

Founder Shares

On February 9, 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in consideration for the Sponsor paying certain offering and formation costs on behalf of the Company of $25,000 (the “Founder Shares”). Also on February 9, 2021, the Sponsor granted 1,078,125 Founder Shares, with a total fair value of $3,234, to the Company’s executive officers and consultant. On April 24, 2021, the Sponsor transferred 75,000 Founder Shares to each of its four director nominees at the time (who are now all directors), for a total of 300,000 Founder Shares, with a total fair value of $900, resulting in the Sponsor holding 6,887,500 Founder Shares. On October 29, 2021 the Sponsor granted a director nominee (who is now a director) a membership interest in the Sponsor representing an indirect interest in 75,000 Founder Shares, with a fair value of $225. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Founder Shares outstanding to 5,750,000 founder shares (see Note 7). The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised, so that the total number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment option was fully exercised, and such shares are no longer subject to forfeiture.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The Sponsor and the Company’s directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares until the earlier to occur of (i) one year after the completion of a Business Combination or (ii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, the Founder Shares will be released from the lockup. In addition, the Sponsor has agreed that its Founder Shares are subject to vesting as follows: 50% upon the completion of an initial business combination and 25% each on the attainment and maintenance of certain shareholder return targets based on share trading prices and any dividends paid. Certain events could trigger immediate vesting under certain circumstances. Sponsor Founder Shares that do not vest within an eight-year period from the closing of the business combination will be cancelled and forfeited by the Sponsor.

Promissory Note—Related Party

On February 9, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. As of December 31, 2021, the Company had borrowed $244,225 under this agreement. That amount has since been repaid in full (see Note 8).

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative support agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167, of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). As of December 31, the Company had accrued $238,000 of officer compensation payable to the Sponsor under the administrative support agreement.

Anchor investors

On January 5, 2022, Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management, LLC and the Sponsor (the “Cartica Funds”), purchased an interest of 9.9% of the Units in the IPO (excluding the Units issued pursuant to the full exercise of the underwriters’ over-allotment option), at the public offering price and for no additional consideration.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of January 7, 2022, the over-allotment was fully exercised.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate (which included an additional $600,000 received pursuant to the full exercise of the over-allotment option), which was paid at closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate (which included an additional $1,050,000 received pursuant to the full exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Forward purchase agreement

At the time of the public offering the Company entered into a forward purchase agreement with the Cartica Funds, pursuant to which the Cartica Funds will agree to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of the Company’s initial Business Combination, subject to approval at such time by the Cartica Management investment committee. Under the forward purchase agreement, the purchase investors (i) must vote any Class A Shares owned by them at the time of any shareholder vote to approve a proposed business combination in favor of such proposed business combination, and (ii) are entitled to registration rights with respect to the forward purchase shares and any other Class A ordinary shares acquired by the forward purchase investors, including any acquired subsequent to the completion of the Company’s initial business combination. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in the Company’s initial Business Combination, expenses in connection with the Company’s initial Business Combination or for working capital in the post-business combination company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Company’s public shareholders. The forward purchase shares will be issued only in connection with the closing of the initial business combination.

Note 7 — Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were no Class A ordinary shares issued or outstanding.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and February 9, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares (see Note 5). Up to an aggregate of 750,000 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment was fully exercised.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the completion of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this evaluation, the Company did not identify any other subsequent events that would have required adjustments or disclosure in the financial statements, other than those disclosed below:

On January 5, 2022, the Cartica Funds purchased 9.9% of the Units at the IPO (excluding the Units issued pursuant to the full exercise of the underwriters’ over-allotment option), at the public offering price.

On January 7, 2022, the Company consummated its IPO of 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

On January 7, 2022, simultaneously with the consummation of the IPO, the Company completed the private sale of 15,900,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000.

On January 7, 2022, the Company paid in full the outstanding balance of the amended Promissory Note.

In connection with the IPO, the Company entered into the following agreements:

•                     An Underwriting Agreement, dated January 4, 2022, by and between the Company and J.P. Morgan Securities LLC, as representative of the several underwriters.

•                     A Warrant Agreement, dated January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

•                     An Investment Management Trust Agreement, dated January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

CARTICA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

•                     A Registration and Shareholder Rights Agreement, dated January 4, 2022, by and among the Company, Cartica Acquisition Partners, LLC (the “Sponsor”), and the other securities holders signatory.

•                     A Private Placement Warrants Purchase Agreement, dated January 4, 2022 (the “Private Placement Warrants Purchase Agreement”), by and between the Company and the Sponsor.

•                     A Letter Agreement, dated January 4, 2022, by and among the Company, its directors and executive officers and the Sponsor.

•                     A Forward Purchase Agreement, dated January 4, 2022, by and among the Company, Cartica Investors, LP and Cartica Investors II, LP.

•                     An Administrative Support Agreement, dated January 4, 2022, by and between the Company and the Sponsor.

On January 13, 2022, the Company filed a Current Report on Form 8-K that included an audited balance sheet of the Company as of January 7, 2022, reflecting the Company’s receipt of proceeds upon completion of the IPO and the sale of the Private Placement Warrants.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 4, 2022, by and between the Company and J.P. Morgan Securities LLC, as representative of the several underwriters listed in Schedule 1 thereto (2)
3.1	Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (2)
4.5	Description of Registered Securities.*
10.1	Securities Subscription Agreement, dated as of February 9, 2021, between the Registrant and the Sponsor (1)
10.2	Investment Management Trust Agreement, January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (2)
10.3	Registration and Shareholder Rights Agreement, dated January 4, 2022, by and among the Company, the Sponsor and the other securities holders signatory thereto (2)
10.4	Private Placement Warrants Purchase Agreement, dated January 4, 2022, by and between the Company and the Sponsor (2)
10.5	Letter Agreement, dated January 4, 2022, by and among the Company, its directors and executive officers and the Sponsor (2)
10.6	Forward Purchase Agreement, dated January 4, 2022, by and among the Company, Cartica Investors, LP and Cartica Investors II, LP (2)
10.7	Administrative Support Agreement, dated January 4, 2022, by and between the Company and the Sponsor (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

* **	Filed herewith. Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 16, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 10, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2022	CARTICA ACQUISITION CORP

	By:	/s/ Sanjeev Goel
	Name:	Sanjeev Goel
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sanjeev Goel	Chief Executive Officer and Director	March 25, 2022
Sanjeev Goel	(Principal Executive Officer)

/s/ C. Brian Coad	Chief Operating Officer and Chief Financial Officer	March 25, 2022
C. Brian Coad	(Principal Financial and Accounting Officer)

/s/ Subramanian Ramadorai	Director	March 25, 2022
Subramanian Ramadorai

/s/ Keki M. Mistry	Director	March 25, 2022
Keki M. Mistry

/s/ Farida Khambata	Director	March 25, 2022
Farida Khambata

/s/ Parul Bhandari	Director	March 25, 2022
Parul Bhandari

/s/ Asif Ramji	Director	March 25, 2022
Asif Ramji

/s/ Steven J. Quamme	Director	March 25, 2022
Steven J. Quamme