Form 10-Q
period 2022-03-31
Cartica Acquisition Corp
filed 2022-05-16
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41198

CARTICA ACQUISITION CORP
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 I Street NW, Suite 910 Washington, D.C. 20006
(Address of principal executive offices)

+1-202-367-3003
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	CITEU	The Nasdaq Stock Market LLC

Class A ordinary shares, par value $0.0001 per share	CITE	The Nasdaq Stock Market LLC

Redeemable warrants	CITEW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Part III. Signatures	29

PART I- FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,910,288	$965
Prepaid expenses	560,156	—
Total Current Assets	2,470,444	965

Deferred offering costs	—	415,024
Prepaid expenses, non-current portion	337,628	—
Cash and marketable securities held in Trust Account	237,027,044	—
TOTAL ASSETS	$239,835,116	$415,989

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$262,440	$255,240
Accrued offering costs and expenses	—	159,913
Promissory note – related party	—	244,225
Total Current Liabilities	262,440	659,378

Warrant liabilities	6,106,440	—
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	14,418,880	659,378

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption 23,000,000 shares at redemption value as of March 31, 2022 and none as of December 31, 2021	236,927,044	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding at March 31, 2022 (excluding 23,000,000 shares subject to possible redemption) and none issued and outstanding at December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021 (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(11,511,383)	(268,389)
Total Shareholders’ Deficit	(11,510,808)	(243,389)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$239,835,116	$415,989

(1)   Includes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 3,
		2021
		(Inception)
	Three Months Ended	Through
	March 31,	March 31,
	2022	2021
Operating and formation costs	$965,893	$3,933
Loss from operations	(965,893)	(3,933)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	127,044	—
Change in fair value of warrant liabilities	7,867,560	—
Transaction costs incurred in connection with the IPO	(378,343)	—
Other income, net	7,616,261	—

Net income (loss)	$6,650,368	$(3,933)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	21,211,111	—

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.25	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares ordinary shares (1)	5,691,667	5,000,000

Basic and diluted net income per share, Class B ordinary shares ordinary shares	$0.25	$—

(1)   Excludes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 Class B ordinary shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE MONTHS ENDED March 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,750,000	$575	$24,425	$(268,389)	$(243,389)

Contribution in excess of fair value of Private Placement Warrants	—	—	—	—	7,791,000	—	7,791,000

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(7,815,425)	(17,893,362)	(25,708,787)

Net income	—	—	—	—	—	6,650,368	6,650,368

Balance – March 31, 2022	—	$—	5,750,000	$575	$—	$(11,511,383)	$(11,510,808)

FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) TO MARCH 31, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – February 3, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(3,933)	(3,933)

Balance – March 31, 2021	5,750,000	$575	$24,425	$(3,933)	$21,067

(1)   Includes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 Class B ordinary shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		February 3, 2021
	Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$6,650,368	$(3,933)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(127,044)	—
Change in fair value of warrant liabilities	(7,867,560)	—
Transaction costs incurred in connection with the IPO	378,343	—
Changes in operating assets and liabilities:
Prepaid expenses	(560,156)	—
Prepaid expenses, non-current portion	(337,628)	—
Accounts payable and accrued expenses	(4,680)	3,790
Net cash used in operating activities	(1,868,357)	(143)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(236,900,000)	—
Net cash used in investing activities	(236,900,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placements Warrants	15,900,000	—
Proceeds from promissory note – related party	—	72,000
Repayment of promissory note – related party	(244,225)	—
Payment of other offering costs	(378,095)	(65,175)
Net cash provided by financing activities	240,677,680	6,825

Net Change in Cash	1,909,323	6,682
Cash – Beginning of period	965	—
Cash – End of period	$1,910,288	$6,682

Non-Cash investing and financing activities:
Offering costs included in accounts payable	$11,880	$—
Offering costs included in accrued offering costs	$—	$125,898
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Offering costs paid through promissory note	$—	$12,500
Deferred underwriting fee payable	$8,050,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 15,900,000 warrants (the “Private Placement Warrants”) to Cartica Acquisition Partners, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company (except as described in the registration statement for the Company’s IPO (the “Registration Statement”)); (ii) may not (and the Class A ordinary shares issuable upon exercise of such warrants may not) be transferred, assigned or sold by the holders thereof until 30 days after the completion of the Company’s initial Business Combination (subject to certain exceptions described in the Registration Statement); (iii) may be exercised by the holders thereof on a cashless basis; and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

If the Company has not consummated a Business Combination within 18 months from the closing of the IPO, or during one of the two three-month periods by which the Company may extend such deadline, without holders of Public Shares being entitled to vote or redeem their shares in connection with such extensions, if the Sponsor or any of its affiliates or designees pays an additional $0.10 per Public Share into the trust account in respect of each such extension period (for a total of up to 24 months to complete a Business Combination) (each such three-month period, an “Extension Period”), or by such other deadline as may be approved by a vote of the Company's shareholders (in connection with which the Company’s shareholders will have a right to redeem their Public Shares), the Company will redeem 100% of the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions. Pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the investment management trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial business combination in this manner, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the date of the applicable deadline for consummating the initial business combination, must pay into the trust account $2,300,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each three-month extension, or an aggregate of $4,600,000 ($0.20 per public share) for a full six months of extensions. Any such payments are expected to be made in the form of a non-interest bearing loan or loans. If the Company completes its initial business combination, it would expect to repay such loans from funds that are released to it from the trust account or, at the option of the Sponsor, convert all or a portion of the total loaned amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not complete a business combination, it will not repay such loans. Except for the foregoing, the terms of any such loans have not been determined and no written agreements or promissory notes exist with respect to any such loans.

The Sponsor and the Company’s directors and officers have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its Business Combination within 18 months from the closing of the IPO or during any Extension Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights with respect to any Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if any such person acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than $10.30 per Unit.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 6, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 13, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Emerging Growth Company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Offering Costs associated with the IPO

The Company complies with the requirements of the FASB ASC 340-10-S99-1. Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities have been expensed and offering costs associated with the Class A ordinary shares have been charged to temporary equity at the completion of the IPO. The Company incurred offering costs amounting to $13,295,086 as a result of the IPO (consisting of $12,650,000 of underwriting fees and $645,086 of other offering costs). The Company recorded $12,916,743 of offering costs as a reduction of temporary equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $378,343 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

●Level 1, Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
●Level 2, Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
●Level 3, Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Warrant Liabilities

The Company accounts for the 27,400,000 warrants issued in connection with the IPO and the concurrent private placement of warrants, consisting of 11,500,000 Public Warrants and 15,900,000 Private Placement Warrants (inclusive of the exercise of the underwriter’s over-allotment option), in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at fair value. This liability will be subject to re-measurement at each balance sheet date, with any change in fair value being recognized in the Company’s statement of operations for the period ended on such date. Each fair value determination will be based upon a valuation obtained from a third-party valuation firm as and when necessary (See Note 8).

Class A Ordinary Shares Subject to Possible Redemption

The Company’s ordinary shares that have been sold as part of the Units in the IPO (“public ordinary shares”) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public ordinary shares sold as part of the Units in the IPO have been issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public ordinary shares classified as temporary equity have been allocated proceeds determined in accordance with ASC 470-20. The public ordinary shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of the events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

As of March 31, 2022, the amount of public ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,865,000)
Class A ordinary shares issuance costs	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	25,708,787
Class A ordinary shares subject to possible redemption as of March 31, 2022	$236,927,044

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also simplifies the diluted earnings per share calculation in certain areas and introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Public units

Pursuant to the IPO, the Company sold 23,000,000 Units (which included 3,000,000 Units issued pursuant to the full exercise of the over-allotment option) at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrants”).

Public warrants

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except for Private Placement Warrants held by the Sponsor or its permitted transferees):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”), provided that prior to such redemption such holders will be able to exercise their warrants according to their usual exercise rights (i.e., on a cash basis); and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, and certain additional terms and conditions are met.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part, and only if the Private Placement Warrants are simultaneously redeemed;
●	at a price of $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; provided that prior to such redemption holders will not only be able to exercise their warrants according to their usual exercise rights, but also on a cashless basis and receive the number of shares determined based on the redemption date and the “fair market value” (as defined above) of the Class A ordinary shares except as otherwise described in the warrant agreement; and

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, and certain additional terms and conditions are met.

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

NOTE 4. PRIVATE PLACEMENT

The Sponsor has purchased 15,900,000 Private Placement Warrants (which included 1,500,000 Units issued pursuant to the full exercise of the over-allotment option) at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $15,900,000 in a private placement that occurred simultaneously with the closing of the IPO. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants have been added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are non-redeemable (except as described in Note 3 under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00”) and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees. If they are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants included in the Units being sold in the IPO.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in consideration for the Sponsor paying certain offering and formation costs on behalf of the Company of $25,000 (the “Founder Shares”). Also on February 9, 2021, the Sponsor granted 1,078,125 Founder Shares, with a total fair value of $3,234, to the Company’s executive officers and consultant. On April 24, 2021, the Sponsor transferred 75,000 Founder Shares to each of its four director nominees at the time (who are now all directors), for a total of 300,000 Founder Shares, with a total fair value of $900, resulting in the Sponsor holding 6,887,500 Founder Shares. On October 29, 2021 the Sponsor granted a director nominee (who is now a director) a membership interest in the Sponsor representing an indirect interest in 75,000 Founder Shares, with a fair value of $225. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Founder Shares outstanding to 5,750,000 Founder Shares (see Note 7). The Founder Shares included an aggregate of up to 750,000 Founder Shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised, so that the total number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment option was fully exercised, and such shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On February 9, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the Promissory Note was paid in full by the Company.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Administrative support agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the Initial Public Offering, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the Initial Public Offering, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the Initial Public Offering and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). As of December 31, the Company had accrued $238,000 of officer compensation payable to the Sponsor under the administrative support agreement. For the three months ended March 31, 2022, the Company incurred $466,500 in fees for these services and paid $704,500 of fees for these services.

Anchor investors

Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management, LLC and the Sponsor (the “Cartica Funds”) purchased 9.9% of the Units at the IPO (excluding the Units issued pursuant to the full exercise of the underwriters’ over-allotment option), at the public offering price.

NOTE 6. COMMITMENTS & CONTINGENCIES

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Forward purchase agreement

The Company entered into a forward purchase agreement with Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management and the Sponsor (the “Cartica Funds”), pursuant to which the Cartica Funds will agree to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of the Company’s initial Business Combination, subject to approval at such time by the Cartica Management investment committee. Under the forward purchase agreement, the purchase investors (i) must vote any Class A ordinary shares owned by them at the time of any shareholder vote to approve a proposed business combination in favor of such proposed business combination, and (ii) are entitled to registration rights with respect to the forward purchase shares and any other Class A ordinary shares acquired by the forward purchase investors, including any acquired subsequent to the completion of the Company’s initial Business Combination. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in the Company’s initial Business Combination, expenses in connection with the Company’s initial Business Combination or for working capital in the post-business combination company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Company’s public shareholders. The forward purchase shares will be issued only in connection with the closing of the initial Business Combination.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding, at March 31, 2022, 23,000,000 shares subject to redemption).

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares (see Note 5). Up to an aggregate of 750,000 Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment was fully exercised.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 7, 2022 and March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		January 7,	March 31,
Description	Level	2022	2022
Assets:
Cash and Marketable securities held in Trust Account	1	$236,900,000	$237,027,044
Liabilities:
Warrant liabilities – Public Warrants	1	$—	$2,530,000
Warrant liabilities – Public Warrants	3	5,865,000	—
Warrant liabilities – Private Placement Warrants	3	8,109,000	3,576,440

Cash and Marketable Securities Held in Trust Account

As of March 31, 2022, the investment in the Company’s Trust Account consisted of $790 in cash and $236,776,726 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 are as follows:

				Fair Value
	Carrying	Gross	Gross	as of
	Value/Amortized	Unrealized	Unrealized	March 31,
	Cost	Gains	Losses	2022
Cash and Marketable securities held in Trust Account	$237,026,254	$—	$(249,528)	$236,776,726

Warrant Liabilities

The Public Warrants and the Private Placement Warrants have been accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company used both the Black-Scholes Merton formula and a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants at the initial measurement date of January 7, 2022 (the “Initial Measurement”). The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to ordinary shares subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and Private Placement Warrants are classified within Level 3 of the fair value hierarchy at Initial Measurement due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. At initial measurement, the Company estimated the selected volatility of its ordinary shares based on the implied volatility of comparable SPAC warrants. As of March 31, 2022, the Company estimated the selected volatility based on the implied volatility of the Company’s Public Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Effective February 25, 2022, the Public Warrants began trading separately. The fair value of the Public Warrants on March 31, 2021 was classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model and Black-Scholes Merton formula for the Public and Private Placement Warrants were as follows at initial measurement:

January 7,
Input	2022
Risk-free interest rate	1.64%
Expected term (years)	6.50
Expected volatility	7.2%
Exercise price	$11.50
Stock price of Class A ordinary share	$9.83

The key inputs into the Black-Scholes Merton formula for the Private Placement warrants were as follows at March 31, 2022:

March 31,
Input	2022
Risk-free interest rate	2.41%
Expected term (years)	6.27
Expected volatility	1.7%
Exercise price	$11.50
Stock price of Class A ordinary share	$10.00

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private
	Placement	Public
	Warrants	Warrants
Fair value at December 31, 2021	$—	$—
Initial measurement at January 7, 2022	8,109,000	5,865,000
Change in fair value	(4,532,560)	(3,335,000)
Transfer to Level 1	—	(2,530,000)
Fair value at March 31, 2022	$3,576,440	$—

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. Following the detachment of the warrants from Units on February 25, 2022, the Public Warrants were transferred from Level 3 to Level 1.

As of January 7, 2022, Initial Measurement, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.51 per warrant for aggregate values of $8,109,000 and $5,865,000, respectively.

As of March 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.22 per warrant for aggregate values of $3,576,000 and $2,530,000, respectively

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “we,” “us” or the “Company” refer to Cartica Acquisition Corp References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cartica Acquisition Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Cartica Acquisition Corp was incorporated in the Cayman Islands on February 3, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our sponsor is Cartica Acquisition Partners, LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for our IPO was declared effective on January 4, 2022. On January 7, 2022, we consummated our IPO of 23,000,000 units, including 3,000,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $230.0 million.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 15,900,000 warrants (“Private Placement Warrants”) to the sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000.

At the closing of the IPO, management has agreed that an amount equal to at least $10.30 per unit sold in the IPO, including proceeds from the sale of the Private Placement Warrants, will be held in a trust account, located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds held in the trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of our IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating our initial business combination.

We have until 18 months from the closing of our IPO, or July 7, 2023, or during one of the two three-month periods by which we may extend such deadline, without holders of public shares being entitled to vote or redeem their shares in connection with such extensions, if our sponsor or any of its affiliates or designees pays an additional $0.10 per public share into the trust account in respect of each such extension period (for a total of up to 24 months to complete a business combination) or a shareholder vote to amend our amended and restated memorandum and articles of association, to complete a business combination (the “Combination Period”). If we have not completed a business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a business combination within the Combination Period.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 3, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $6,650,368, which consists of operating costs of $965,893 and transaction costs of $378,343, offset by the change in fair value of warrant liabilities of $7,867,560 and interest income on marketable securities held in the Trust Account of $127,044.

For the period from February 3, 2021 (inception) through March 31, 2021, we had net loss $3,933 which consisted of formation and operating costs.

Liquidity and Capital Resources

On January 7, 2022, we completed the sale of 23,000,000 Units at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 15,900,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000

For the three months ended March 31, 2022, cash used in operating activities was $1,868,357. Net income of $6,650,368 was affected by interest earned on marketable securities held in the Trust Account of $127,044, transaction costs of $378,343 and change in fair value of warrant liabilities of $7,867,560. Changes in operating assets and liabilities used $902,464 of cash for operating activities.

For the period from February 3, 2021 (inception) through March 31, 2021, cash used in operating activities was $143. Net loss of $3,933 was affected by changes in operating assets and liabilities which provided $3,790 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $237,027,044 (including $127,044 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,910,288. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

On January 4, 2022, we entered into an agreement to pay our Sponsor $930,000 over eighteen months beginning at the closing of the Initial Public Offering, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the Initial Public Offering, we paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the Initial Public Offering and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or our liquidation, we will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). As of December 31, 2021 we had accrued $238,000 of officer compensation payable to the Sponsor under the administrative support agreement. For the three months ended March 31, 2022, we incurred $466,500 in fees for these services and paid $704,500 of fees for these services.

We granted the underwriters a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of January 7, 2022, the over-allotment was fully exercised.

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

We entered into a forward purchase agreement with Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management and the Sponsor (the “Cartica Funds”), pursuant to which the Cartica Funds will agree to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial Business Combination, subject to approval at such time by the Cartica Management investment committee. Under the forward purchase agreement, the purchase investors (i) must vote any Class A ordinary shares owned by them at the time of any shareholder vote to approve a proposed business combination in favor of such proposed business combination, and (ii) are entitled to registration rights with respect to the forward purchase shares and any other Class A ordinary shares acquired by the forward purchase investors, including any acquired subsequent to the completion of our initial business combination. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-business combination company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase shares will be issued only in connection with the closing of the initial business combination.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Warrant Liabilities

A critical accounting estimate made in our financial statements is the estimated fair value of our warrant liabilities. The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1, Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
●	Level 2, Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
●	Level 3, Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of March 31, 2022, we had 27,400,000 warrants issued and outstanding.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — “Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also simplifies the diluted earnings per share calculation in certain areas and introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this report on that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in the final prospectus for our IPO filed with the SEC. In addition:

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2022, we consummated the IPO of 23,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. J.P. Morgan acted as book-running manager of the IPO. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-261094). The Securities and Exchange Commission declared the registration statements effective on January 4, 2022.

Simultaneous with the consummation of the IPO, the Sponsor consummated the private placement of an aggregate of 15,900,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $15,900,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrants”). Each whole Private Warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO, except that the Private Placement Warrants, are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

We paid a total of $4,600,000 in underwriting discounts and commissions and $645,086 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 4, 2022, by and between the Company and J.P. Morgan Securities LLC, as representative of the several underwriters listed in Schedule 1 thereto. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Investment Management Trust Agreement, January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration and Shareholder Rights Agreement, dated January 4, 2022, by and among the Company, the Sponsor and the other securities holders signatory thereto. (1)
10.3	Private Placement Warrants Purchase Agreement, dated January 4, 2022, by and between the Company and the Sponsor. (1)
10.4	Letter Agreement, dated January 4, 2022, by and among the Company, its directors and executive officers and the Sponsor. (1)
10.5	Forward Purchase Agreement, dated January 4, 2022, by and among the Company, Cartica Investors, LP and Cartica Investors II, LP. (1)
10.6	Administrative Support Agreement, dated January 4, 2022, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),
*	Provided herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 4, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTICA ACQUISITION CORP

Date: May 13, 2022	By:	/s/ Sanjeev Goel
	Name:	Sanjeev Goel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)