Form 10-Q
period 2022-06-30
Cartica Acquisition Corp
filed 2022-08-10
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, and for the Three Months Ended June 30, 2021, and for the Period from February 3, 2021 (Inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022, and for the Three Months Ended June 30, 2021, and for the Period from February 3, 2021 (Inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022, and for the Period from February 3, 2021 (Inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
Part III. Signatures	32

PART I- FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,622,611	$965
Prepaid expenses, current portion	539,164	—
Total Current Assets	2,161,775	965

Deferred offering costs	—	415,024
Prepaid expenses, non-current portion	172,445	—
Cash and marketable securities held in Trust Account	237,171,557	—
TOTAL ASSETS	$239,505,777	$415,989

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$192,125	$255,240
Accrued offering costs and expenses	—	159,913
Promissory note – related party	—	244,225
Total Current Liabilities	192,125	659,378

Warrant liabilities	3,447,000	—
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	11,689,125	659,378

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 23,000,000 shares at redemption value of $10.31 as of June 30, 2022 and none as of December 31, 2021	237,171,557	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding at June 30, 2022 (excluding 23,000,000 shares subject to possible redemption) and none issued and outstanding at December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and 5,750,000 shares issued and outstanding at December 31, 2021 (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(9,355,480)	(268,389)
Total Shareholders’ Deficit	(9,354,905)	(243,389)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$239,505,777	$415,989
(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				February 3,
				2021
				(Inception)
	Three Months Ended	Three Months Ended	Six Months Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Operating and formation costs	$403,537	$1,142	$1,369,430	$5,075
Income (loss) from operations	(403,537)	(1,142)	(1,369,430)	(5,075)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	144,513	—	271,557	—
Change in fair value of warrant liabilities	2,659,440	—	10,527,000	—
Transaction costs incurred in connection with the IPO	—	—	(378,343)	—
Other income, net	2,803,953	—	10,420,214	—

Net income (loss)	$2,400,416	$(1,142)	$9,050,784	$(5,075)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	—	22,110,497	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.08	$—	$0.33	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,000,000	5,720,994	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$—	$0.33	$—
(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 Class B ordinary shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND SIX MONTHS ENDED June 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,750,000	$575	$24,425	$(268,389)	$(243,389)

Contribution in excess of fair value of Private Placement Warrants	—	—	—	—	7,791,000	—	7,791,000

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(7,815,425)	(17,893,362)	(25,708,787)

Net income	—	—	—	—	—	6,650,368	6,650,368

Balance – March 31, 2022	—	$—	5,750,000	$575	$—	$(11,511,383)	$(11,510,808)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(244,513)	(244,513)

Net income	—	—	—	—	—	2,400,416	2,400,416

Balance – June 30, 2022	—	$—	5,750,000	$575	$—	$(9,355,480)	$(9,354,905)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) TO JUNE 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – February 3, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(3,933)	(3,933)

Balance – March 31, 2021	5,750,000	$575	$24,425	$(3,933)	$21,067

Net loss	—	—	—	(1,142)	(1,142)

Balance – June 30, 2021	5,750,000	$575	$24,425	$(5,075)	$19,925
(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 Class B ordinary shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		February 3, 2021
	Six Months	(Inception)
	Ended	Through
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$9,050,784	$(5,075)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(271,557)	—
Change in fair value of warrant liabilities	(10,527,000)	—
Transaction costs incurred in connection with the IPO	378,343	—
Changes in operating assets and liabilities:
Prepaid expenses, current portion	(539,164)	—
Prepaid expenses, non-current portion	(172,445)	—
Accounts payable and accrued expenses	(74,995)	4,790
Net cash used in operating activities	(2,156,034)	(285)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(236,900,000)	—
Net cash used in investing activities	(236,900,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placements Warrants	15,900,000	—
Proceeds from promissory note – related party	—	149,800
Repayment of promissory note – related party	(244,225)	—
Payment of other offering costs	(378,095)	(147,423)
Net cash used in financing activities	240,677,680	2,377

Net Change in Cash	1,621,646	2,092
Cash – Beginning of period	965	—
Cash – End of period	$1,622,611	$2,092

Non-Cash investing and financing activities:
Offering costs included in accounts payable	$11,880	$—
Offering costs included in accrued offering costs	$—	$105,155
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Offering costs paid through promissory note	$—	$12,500
Deferred underwriting fee payable	$8,050,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $1,622,611 in its operating bank accounts and working capital of $1,969,650, when accounting for the Company’s ability to use interest income to pay towards tax liabilities.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.

The Company may need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through twelve months from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 6, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 13, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

As of June 30, 2022, the amount of public ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,865,000)
Class A ordinary shares issuance costs	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	25,953,300
Class A ordinary shares subject to possible redemption as of June 30, 2022	$237,171,557

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income	$1,920,333	$480,083	$7,190,320	$1,860,464
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	22,110,497	5,720,994
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$0.33	$0.33

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

If the holders exercise their warrants on a cashless basis, they will pay the warrant exercise price by surrendering warrants for the number of Class A ordinary shares equal to (x) the number of Class A ordinary shares underlying the warrants multiplied by the excess of the “fair market value” (as defined in the next sentence) of the Class A ordinary shares over the exercise price of the warrants, divided by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 and is Less Than $18.00

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

The Sponsor purchased 15,900,000 Private Placement Warrants (which included 1,500,000 Private Placement Warrants issued pursuant to the full exercise of the over-allotment option) at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $15,900,000 in a private placement that occurred simultaneously with the closing of the IPO. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants have been added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Promissory Note — Related Party

On February 9, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the Promissory Note was paid in full by the Company. As of June 30, 2022, no additional amount may be borrowed under this note.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative support agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). As of December 31, 2021, the Company had accrued $238,000 of officer compensation payable to the Sponsor under the administrative support agreement. For the three and six months ended June 30, 2022, the Company incurred $155,000 and $621,500 in fees for these services and paid $155,000 and $859,500 of fees for these services, respectively.

Anchor investors

Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management and the Sponsor (the “Cartica Funds”) purchased an aggregate of 9.9% of the Units in the IPO (excluding the Units issued pursuant to the full exercise of the underwriters’ over-allotment option), at the public offering price.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Forward purchase agreement

The Company entered into a forward purchase agreement with the Cartica Funds, pursuant to which the Cartica Funds agree to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of the Company’s initial Business Combination, subject to approval at such time by the Cartica Management investment committee. Under the forward purchase agreement, the forward purchase investors (i) must vote any Class A ordinary shares owned by them at the time of any shareholder vote to approve a proposed business combination in favor of such proposed business combination, and (ii) are entitled to registration rights with respect to the forward purchase shares and any other Class A ordinary shares acquired by the forward purchase investors, including any acquired subsequent to the completion of the Company’s initial Business Combination. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in the Company’s initial Business Combination, expenses in connection with the Company’s initial Business Combination or for working capital in the post-business combination company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Company’s public shareholders. The forward purchase shares will be issued only in connection with the closing of the initial Business Combination.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding, at June 30, 2022, 23,000,000 shares subject to redemption).

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares (see Note 5). Up to an aggregate of 750,000 Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

full or in part, so that the number of Class B ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment was fully exercised.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 7, 2022 and June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		January 7,	June 30,
Description	Level	2022	2022
Assets:
Cash and Marketable securities held in Trust Account	1	$236,900,000	$237,171,557
Liabilities:
Warrant liabilities – Public Warrants	1	$—	$1,380,000
Warrant liabilities – Public Warrants	3	5,865,000	—
Warrant liabilities – Private Placement Warrants	3	8,109,000	2,067,000

Cash and Marketable Securities Held in Trust Account

As of June 30, 2022, the investment in the Company’s Trust Account consisted of $790 in cash and $237,101,759 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2022 are as follows:

				Fair Value
	Carrying	Gross	Gross	As of
	Value/Amortized	Unrealized	Unrealized	June 30,
	Cost	Gains	Losses	2022
Cash and Marketable securities held in Trust Account	$237,170,767	$—	$(69,008)	$237,101,759

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

As of June 30, 2022, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an estimate of the probability of a successful business combination. The inputs used in the Monte Carlo analysis included expected market volatility, expected risk-free interest rate and expected life of the Public Warrants. The Company estimated the selected market volatility following a successful business combination by considering the five‐year historical volatility of the Financial Times Stock Exchange India Technology index. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful business combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company compared the estimated fair value of the Public Warrants following a successful business combination to the current trading price of the Public Warrants to calculate an estimate of the probability of a successful business combination. The Company then applied a Black-Scholes formula and the calculated probability of a successful business combination to estimate the fair value of the Private Warrants.  The inputs into the Black Scholes model for the Private Warrants were the same as those used in the Public Warrant analysis. Effective February 25, 2022, the Public Warrants began trading separately. The fair value of the Public Warrants on June 30, 2022 was classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model and Black-Scholes Merton formula for the Public and Private Placement Warrants were as follows at initial measurement:

January 7,
Input	2022
Risk-free interest rate	1.64%
Expected term (years)	6.50
Expected volatility	7.2%
Exercise price	$11.50
Stock price of Class A ordinary share	$9.83

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The key inputs into the Black-Scholes Merton formula for the Private Placement warrants were as follows at June 30, 2022:

June 30,
Input	2022
Risk-free interest rate	3.01%
Expected term (years)	6.02
Expected volatility	24.5%
Exercise price	$11.50
Stock price of Class A ordinary share	$10.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private
	Placement	Public
	Warrants	Warrants
Fair value at December 31, 2021	$—	$—
Initial measurement at January 7, 2022	8,109,000	5,865,000
Change in fair value	(4,532,560)	(3,335,000)
Transfer to Level 1	—	(2,530,000)
Fair value at March 31, 2022	$3,576,440	$—
Change in fair value	(1,509,440)	—
Fair value at June 30, 2022	$2,067,000	$—

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

As of June 30, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.13 and 0.12 per warrant for aggregate values of $2,067,000 and $1,380,000, respectively

NOTE 9. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “we,” “us” or the “Company” refer to Cartica Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cartica Acquisition Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 3, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $2,400,416, which consists of change in fair value of warrant liabilities of $2,659,440 and interest income on marketable securities held in the Trust Account of $144,513, offset by operating costs of $403,537.

For the six months ended June 30, 2022, we had a net income of $9,050,784, which consists of change in fair value of warrant liabilities of $10,527,000 and interest income on marketable securities held in the Trust Account of $271,557, offset by operating costs of $1,369,430 and transaction costs of $378,343.

For the three months ended June 30, 2021, and for the period from February 3, 2021 (inception) through June 30, 2021, we had net loss of $1,142 and $5,075, which consisted of formation and operating costs, respectively.

Liquidity and Capital Resources

On January 7, 2022, we completed the sale of 23,000,000 Units at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 15,900,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000

For the six months ended June 30, 2022, cash used in operating activities was $2,156,034. Net income of $9,050,784 was affected by interest earned on marketable securities held in the Trust Account of $271,557, transaction costs of $378,343 and change in fair value of warrant liabilities of $10,527,000. Changes in operating assets and liabilities used $786,604 of cash for operating activities.

For the period from February 3, 2021 (inception) through June 30, 2021, cash used in operating activities was $285. Net loss of $5,075 was affected by changes in operating assets and liabilities which provided $4,790 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $237,171,557 (including $271,557 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the

Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $1,622,611. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Going Concern

We have until July 7, 2023, or at the end of the applicable Extension Period, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by July 7, 2023, or at the end of the applicable Extension Period. If an initial business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through July 7, 2023, at the end of the applicable Extension Period, or through twelve months from the issuance of this report. Management has determined that the liquidity condition through 12 months from the issuance of this report and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 7, 2023, or at the end of the applicable Extension Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

On January 4, 2022, we entered into an agreement to pay our Sponsor an aggregate $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, we paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or our liquidation, we will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). As of December 31, 2021 we had accrued $238,000 of officer compensation payable to the Sponsor under the administrative support agreement. For the three and six months ended June 30, 2022, we incurred $155,000 and $621,500 in fees for these services and paid $155,000 and $859,500 of fees for these services, respectively.

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

We entered into a forward purchase agreement with Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management and the Sponsor (the “Cartica Funds”), pursuant to which the Cartica Funds agree to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial Business Combination, subject to approval at such time by the Cartica Management investment committee. Under the forward purchase agreement, the forward purchase investors (i) must vote any Class A ordinary shares owned by them at the time of any shareholder vote to approve a proposed business combination in favor of such proposed business combination, and (ii) are entitled to registration rights with respect to the forward purchase shares and any other Class A ordinary shares acquired by the forward purchase investors, including any acquired subsequent to the completion of our initial business combination. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-business combination company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase shares will be issued only in connection with the closing of the initial business combination.

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

As of June 30, 2022, we had 27,400,000 warrants issued and outstanding.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this report on that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement and (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of the Registration Statement. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation.  As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS,  may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.30 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

We paid a total of $4,600,000 in underwriting discounts and commissions and $645,086 for other costs and expenses related to the IPO. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTICA ACQUISITION CORP

Date: August 10, 2022	By:	/s/ Sanjeev Goel
	Name:	Sanjeev Goel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Executive Officer)