Form 10-Q
period 2022-09-30
Cartica Acquisition Corp
filed 2022-11-09
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 8, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, and for the Three Months Ended September 30, 2021, and for the Period from February 3, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022, and for the Three Months Ended September 30, 2021, and for the Period from February 3, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022, and for the Period from February 3, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
Part III. Signatures	32

PART I- FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,389,691	$965
Prepaid expenses, current portion	514,469	—
Total Current Assets	1,904,160	965

Deferred offering costs	—	415,024
Prepaid expenses, non-current portion	5,446	—
Cash and marketable securities held in Trust Account	238,560,883	—
Total Assets	$240,470,489	$415,989

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$205,264	$255,240
Accrued offering costs and expenses	—	159,913
Promissory note – related party	—	244,225
Total Current Liabilities	205,264	659,378

Warrant liabilities	4,428,000	—
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	12,683,264	659,378

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 23,000,000 shares at redemption value of $10.37 as of September 30, 2022 and none as of December 31, 2021	238,560,883	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding at September 30, 2022 (excluding 23,000,000 shares subject to possible redemption) and none issued and outstanding at December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and 5,750,000 shares issued and outstanding at December 31, 2021 (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(10,774,233)	(268,389)
Total Shareholders’ Deficit	(10,773,658)	(243,389)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$240,470,489	$415,989

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				February 3,
				2021
				(Inception)
	Three Months Ended	Three Months Ended	Nine Months Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Operating and formation costs	$437,753	$205	$1,807,183	$5,280
Loss from operations	(437,753)	(205)	(1,807,183)	(5,280)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	1,389,326	—	1,660,883	—
Change in fair value of warrant liabilities	(981,000)	—	9,546,000	—
Transaction costs incurred in connection with the IPO	—	—	(378,343)	—
Other income, net	408,326	—	10,828,540	—

Net (loss) income	$(29,427)	$(205)	$9,021,357	$(5,280)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	—	22,410,256	—

Basic and diluted net (loss) income per share, Class A ordinary shares subject to redemption	$—	$—	$0.32	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,000,000	5,730,769	5,000,000

Basic and diluted (loss) income per share, Class B ordinary shares	$—	$—	$0.32	$—

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 Class B ordinary shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED September 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2022	—	$—	5,750,000	$575	$24,425	$(268,389)	$(243,389)

Contribution in excess of fair value of Private Placement Warrants	—	—	—	—	7,791,000	—	7,791,000

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(7,815,425)	(17,893,362)	(25,708,787)

Net income	—	—	—	—	—	6,650,368	6,650,368

Balance – March 31, 2022	—	—	5,750,000	575	—	(11,511,383)	(11,510,808)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(244,513)	(244,513)

Net income	—	—	—	—	—	2,400,416	2,400,416

Balance – June 30, 2022	—	—	5,750,000	575	—	(9,355,480)	(9,354,905)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,389,326)	(1,389,326)

Net loss	—	—	—	—	—	(29,427)	(29,427)

Balance – September 30, 2022	—	$—	5,750,000	$575	$—	$(10,774,233)	$(10,773,658)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – February 3, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(3,933)	(3,933)

Balance – March 31, 2021	5,750,000	575	24,425	(3,933)	21,067

Net loss	—	—	—	(1,142)	(1,142)

Balance – June 30, 2021	5,750,000	575	24,425	(5,075)	19,925

Net loss	—	—	—	(205)	(205)

Balance – September 30, 2021	5,750,000	$575	$24,425	$(5,280)	$19,720

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 Class B ordinary shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		February 3, 2021
	Nine Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$9,021,357	$(5,280)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,660,883)	—
Change in fair value of warrant liabilities	(9,546,000)	—
Transaction costs incurred in connection with the IPO	378,343	—
Changes in operating assets and liabilities:
Prepaid expenses, current portion	(514,469)	—
Prepaid expenses, non-current portion	(5,446)	—
Accounts payable and accrued expenses	(61,856)	4,790
Net cash used in operating activities	(2,388,954)	(490)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(236,900,000)	—
Net cash used in investing activities	(236,900,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placements Warrants	15,900,000	—
Proceeds from promissory note – related party	—	160,475
Repayment of promissory note – related party	(244,225)	—
Payment of other offering costs	(378,095)	(159,923)
Net cash provided by financing activities	240,677,680	552

Net Change in Cash	1,388,726	62
Cash – Beginning of period	965	—
Cash – End of period	$1,389,691	$62

Non-cash investing and financing activities:
Offering costs included in accounts payable	$11,880	$—
Offering costs included in accrued offering costs	$—	$118,655
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Offering costs paid through promissory note	$—	$12,500
Deferred underwriting fee payable	$8,050,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company will provide the holders of its issued and outstanding Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in such offering or thereafter in the open market) (the “Public Shares”) (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares, or Class A ordinary shares sold as part of the IPO, upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.30 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with our initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares have been issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. Although redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and have been classified as such on the balance sheet until such date that a redemption event takes place.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $1,389,691 in its operating bank accounts and working capital of $1,698,896, when accounting for the Company’s ability to use interest income to pay towards tax liabilities.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 6, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 13, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO have been issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity have been allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of the events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

As of September 30, 2022, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,865,000)
Class A ordinary shares issuance costs	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	27,342,626
Class A ordinary shares subject to possible redemption as of September 30, 2022	$238,560,883

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

							For the Period from February 3, 2021
	Three Months Ended		Three Months Ended		Nine Months Ended		(Inception) Through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(23,542)	$(5,885)	$—	$(205)	$7,184,206	$1,837,151	$—	$(5,280)
Denominator
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	—	5,000,000	22,410,256	5,730,769	—	5,000,000
Basic and diluted net (loss) income per ordinary share	$(0.00)	$(0.00)	$—	$(0.00)	$0.32	$0.32	$—	$(0.00)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Promissory Note — Related Party

On February 9, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the Promissory Note was paid in full by the Company. As of September 30, 2022, no additional amount may be borrowed under this note.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative support agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). As of December 31, 2021, the Company had accrued $238,000 of officer compensation payable to the Sponsor under the administrative support agreement. For the three and nine months ended September 30, 2022, the Company incurred $155,000 and $776,500 in fees for these services and paid $155,000 and $1,014,500 of fees for these services, respectively.

Anchor investors

Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management and the Sponsor (the “Cartica Funds”) purchased an aggregate of 9.9% of the Units in the IPO (excluding the Units issued pursuant to the full exercise of the underwriters’ over-allotment option), at the public offering price.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Forward purchase agreement

The Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Cartica Funds, pursuant to which the Cartica Funds agree to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share (the “Forward Purchase Shares”), or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of the Company’s initial Business Combination, subject to approval at such time by the Cartica Management investment committee. Under the forward purchase agreement, the forward purchase investors (i) must vote any Class A ordinary shares owned by them at the time of any shareholder vote to approve a proposed business combination in favor of such proposed business combination, and (ii) are entitled to registration rights with respect to the Forward Purchase Shares and any other Class A ordinary shares acquired by the forward purchase investors, including any acquired subsequent to the completion of the Company’s initial Business Combination. The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the sellers in the Company’s initial Business Combination, expenses in connection with the Company’s initial Business Combination or for working capital in the post-business combination company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Company’s public shareholders. The Forward Purchase Shares will be issued only in connection with the closing of the initial Business Combination (see Note 9).

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding, at September 30, 2022, 23,000,000 shares subject to redemption).

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares (see Note 5). Up to an aggregate of 750,000 Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment was fully exercised.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 7, 2022 and September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		January 7,	September 30,
Description	Level	2022	2022
Assets:
Cash and Marketable securities held in Trust Account	1	$236,900,000	$238,560,883
Liabilities:
Warrant liabilities – Public Warrants	1	$—	$1,725,000
Warrant liabilities – Public Warrants	3	5,865,000	—
Warrant liabilities – Private Placement Warrants	3	8,109,000	2,703,000

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Cash and Marketable Securities Held in Trust Account

As of September 30, 2022, the investment in the Company’s Trust Account consisted of $163 in cash and $238,142,652 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2022 are as follows:

	Carrying	Gross	Gross	As of
	Value/Amortized	Unrealized	Unrealized	September 30,
	Cost	Gains	Losses	2022
Cash and Marketable securities held in Trust Account	$238,560,720	$—	$(418,068)	$238,142,652

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

As of September 30, 2022, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an estimate of the probability of a successful business combination. The inputs used in the Monte Carlo analysis included expected market volatility, expected risk-free interest rate and expected life of the Public Warrants. The Company estimated the selected market volatility following a successful business combination by considering the five‐year historical volatility of the Financial Times Stock Exchange India Technology index. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful business combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company compared the estimated fair value of the Public Warrants following a successful business combination to the current trading price of the Public Warrants to calculate an estimate of the probability of a successful business combination. The Company then applied a Black-Scholes formula and the calculated probability of a successful business combination to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants were the same as those used in the Public Warrant analysis. Effective February 25, 2022, the Public Warrants began trading separately. The fair value of the Public Warrants on September 30, 2022 was classified as Level 1 due to the use of an observable market quote in an active market.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The key inputs into the Monte Carlo simulation model and Black-Scholes Merton formula for the Public and Private Placement Warrants were as follows at initial measurement:

January 7,
Input	2022
Risk-free interest rate	1.64%
Expected term (years)	6.50
Expected volatility	7.2%
Exercise price	$11.50
Stock price of Class A ordinary share	$9.83

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at September 30, 2022:

September 30,
Input	2022
Risk-free interest rate	4.06%
Expected term (years)	5.77
Expected volatility	24.9%
Exercise price	$11.50
Stock price of Class A ordinary share	$10.09

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private
	Placement	Public
	Warrants	Warrants
Fair value at December 31, 2021	$—	$—
Initial measurement at January 7, 2022	8,109,000	5,865,000
Change in fair value	(4,532,560)	(3,335,000)
Transfer to Level 1	—	(2,530,000)
Fair value at March 31, 2022	3,576,440	—
Change in fair value	(1,509,440)	—
Fair value at June 30, 2022	2,067,000	—
Change in fair value	636,000	—
Fair value at September 30, 2022	$2,703,000	$—

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

As of September 30, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.17 and $0.15 per warrant for aggregate values of $2,703,000 and $1,725,000, respectively

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 13, 2022, the Company was advised by Cartica Management that the Cartica Funds will be liquidated in the first half of 2023 (the “Liquidation”).

The Cartica Funds, which are affiliates of the Sponsor, entered into the Forward Purchase Agreement at the time of the Company’s IPO (see Note 6). Although the Forward Purchase Agreement remains in effect and the purchase of the Forward Purchase Shares remains subject to Cartica Management investment committee’s approval, the Liquidation may adversely impact the Cartica Funds’ ability to purchase some or all of the Forward Purchase Shares pursuant to the Forward Purchase Agreement and the Company’s ability to enter into a definitive agreement regarding an initial Business Combination. If the sale of some or all of the Forward Purchase Shares fails to close, for any reason, the Company may lack sufficient funds to consummate its initial Business Combination. There can be no assurances that the Cartica Funds will purchase any or all of the Forward Purchase Shares. In addition, at the time of the Company’s IPO, the Cartica Funds purchased 1,980,000 of the units of the Company. The Company was advised by Cartica Management, LLC that these units are not expected to be impacted by the decision to liquidate the Cartica Funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “we,” “us” or the “Company” refer to Cartica Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cartica Acquisition Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain capitalized terms used but not defined in the below discussion and elsewhere in this report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this report.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of  (i) the Company’s final prospectus for its IPO filed with the U.S. Securities and Exchange Commission (the “SEC”), (ii) the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, (iii) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and (iii) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Cartica Acquisition Corp was incorporated in the Cayman Islands on February 3, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our sponsor is Cartica Acquisition Partners, LLC, a Delaware limited liability company. The registration statement for our IPO was declared effective on January 4, 2022. On January 7, 2022, we consummated our IPO of 23,000,000 units, including 3,000,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $230.0 million.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 3, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $29,427, which consists of change in fair value of warrant liabilities of $981,000 and operating and formation costs of $437,753, offset by interest income on marketable securities held in the Trust Account of $1,389,326.

For the nine months ended September 30, 2022, we had a net income of $9,021,357, which consists of change in fair value of warrant liabilities of $9,546,000 and interest income on marketable securities held in the Trust Account of $1,660,883, offset by operating and formation costs of $1,807,183 and transaction costs of $378,343.

For the three months ended September 30, 2021, we had net loss of $205, which consisted primarily of operating and formation costs.

For the period from February 3, 2021 (inception) through September 30, 2021, we had net loss of $5,280, which consisted primarily of operating and formation costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $2,388,954. Net income of $9,021,357 was affected by interest earned on marketable securities held in the Trust Account of $1,660,883, transaction costs of $378,343 and change in fair value of warrant liabilities of $9,546,000. Changes in operating assets and liabilities used $581,771 of cash for operating activities.

For the period from February 3, 2021 (inception) through September 30, 2021, cash used in operating activities was $490. Net loss of $5,280 was affected by changes in operating assets and liabilities which provided $4,790 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $238,560,883 (including $1,660,883 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $1,389,691. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, we had no outstanding borrowings under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

On January 4, 2022, we entered into an agreement to pay our Sponsor an aggregate $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, we paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or our liquidation, we will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). As of December 31, 2021 we had accrued $238,000 of officer compensation payable to the Sponsor under the administrative support agreement. For the three and nine months ended September 30, 2022, we incurred $155,000 and $776,500 in fees for these services and paid $155,000 and $1,014,500 of fees for these services, respectively.

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

We entered into a forward purchase agreement with Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management and the Sponsor (the “Cartica Funds”), pursuant to which the Cartica Funds agree to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial Business Combination, subject to approval at such time by the Cartica Management investment committee. Under the forward purchase agreement, the forward purchase investors (i) must vote any Class A ordinary shares owned by them at the time of any shareholder vote to approve a proposed business combination in favor of such proposed business combination, and (ii) are entitled to registration rights with respect to the forward purchase shares and any other Class A ordinary shares acquired by the forward purchase investors, including any acquired subsequent to the completion of our initial business combination. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-business combination company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase shares will be issued only in connection with the closing of the initial business combination (see Item 1. Financial Statements. - Note 9).

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

As of September 30, 2022, we had 27,400,000 warrants issued and outstanding.

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this report on that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement and (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022 and (iii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 10, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

In evaluating a prospective business combination partner for our initial business combination, our management may rely on the availability of all of the funds from the sale of the Forward Purchase Shares to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.

In connection with the consummation of our IPO, we entered into the Forward Purchase Agreement with the Cartica Funds, pursuant to which the Cartica Funds will subscribe to purchase from us up to 3,000,000 Forward Purchase Shares for $10.00 per share, or an aggregate amount of up to $30,000,000, in a private placement to close substantially concurrently with the closing of our initial Business Combination. The Forward Purchase Shares will be identical to the Class A ordinary shares, included in the units being sold in this offering, except that they will be subject to certain registration rights, as described herein.

The proceeds from the sale of the Forward Purchase Shares, if any, may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-transaction company. The Cartica Funds’ commitment under the Forward Purchase Agreement is subject, among other conditions, to the approval of Cartica Management’s investment committee.

In addition, the Cartica Funds’ obligations to purchase the Forward Purchase Shares will be subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the forward purchase shares. The obligations under the forward purchase agreement will not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination.

On October 13, 2022, the Company was advised by Cartica Management that the Cartica Funds will be liquidated in the first half of 2023 (the “Liquidation”). Although the Forward Purchase Agreement remains in effect and the purchase of the Forward Purchase Shares remains subject to Cartica Management Investment Committee’s approval, the Liquidation may adversely impact the Cartica Funds’ ability to purchase some or all of the Forward Purchase Shares pursuant to the Forward Purchase Agreement and the Company’s ability to enter into a definitive agreement regarding an initial Business Combination. If the sale of the Forward Purchase Shares does not close for any reason, including by reason of the failure to fund the purchase price, for example, we may lack sufficient funds to consummate our initial Business Combination.

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

CARTICA ACQUISITION CORP

Date: November 8, 2022	By:	/s/ Sanjeev Goel
	Name:	Sanjeev Goel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Executive Officer)