Form 10-K
period 2022-12-31
Cartica Acquisition Corp
filed 2023-03-31
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41198

CARTICA ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1-202-367-3003

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:

Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	CITEU	The Nasdaq Stock Market LLC

Class A ordinary shares, par value $0.0001 per share	CITE	The Nasdaq Stock Market LLC

Redeemable warrants	CITEW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on the Nasdaq Stock Market was $210,620,400.

As of March 31, 2023, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of an active market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;
●	“anchor investors” are to the Cartica Funds to the extent they purchased 1,980,000 of the units in our initial public offering, at the public offering price;
●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cartica Funds” are to Cartica Investors, LP and Cartica Investors II, LP, private funds and affiliates of Cartica Management and our sponsor;
●	“Cartica Management” are to Cartica Management, LLC, an affiliate of our sponsor;
●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands, as the same may be amended from time to time;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;
●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;
●	“directors” are to our directors;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension Period” are to any extensions of the 18-month period we have to consummate an initial business combination that may be secured in the manner described in the section “Item 1. Business” of this Report, under the subheading “Redemption of public shares and liquidation if no initial business combination”.
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“forward purchase agreement” are to the agreement providing for the sale of forward purchase shares to the forward purchase investors in a private placement that will close substantially concurrently with the closing of our initial business combination, subject to approval prior to such time by the Cartica Management investment committee;
●	“forward purchase investors” are to the Cartica Funds and any assignees under the Cartica Funds’ forward purchase agreement;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of such Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 7, 2022;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Nasdaq” are to the Nasdaq Global Market;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;
●	“ordinary resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;
●	“our management” or “our management team” are to our executive officers and directors;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and from time to time thereafter upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in such offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and our management team to the extent our sponsor or members of our management team purchase public shares, provided that the status of our sponsor and each member of our management team as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in such offering or thereafter in the open market);
●	“registration statement” are to the Form S-1 filed with the SEC on November 16, 2021 (File No.333-261094), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“special resolution” are to a resolution of which notice specifying the intention to propose the resolution at a general meeting as a special resolution has been duly given and such resolution is adopted by the affirmative vote of at least a two-thirds (2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;
●	“sponsor” are to Cartica Acquisition Partners, LLC, a Delaware limited liability company;
●	“trust account” are to the trust account in which an amount of $236,900,000 ($10.30 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was deposited following the closing of the initial public offering.
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
●	“warrants” are to the public warrants and the private placement warrants, collectively; and
●	“we,” “us,” “Company” or “our Company” are to Cartica Acquisition Corp.

PART I

Item 1.Business.

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

On October 13, 2022, we were advised by Cartica Management that the Cartica Funds will be liquidated in the first half of 2023 (the “Liquidation”). On March 14, 2023, we received a written notice from Cartica Management advising us that the investment committee of Cartica Management has determined that it will not approve the purchase of any forward purchase shares and therefore the Cartica Funds will not purchase any of the forward purchase shares in connection with the initial business combination or otherwise. As a result, we may lack sufficient funds to consummate the initial business combination.

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

●	An innovative, technology-based business. We believe that a large number of innovative young firms have emerged in India and are using technology to capture opportunities across sectors. We will focus on identifying and acquiring one or more such potential business combination partners.
●	Robust unit economics with healthy gross margins. We will seek to invest in a business combination partner or partners that, in addition to having a strong business model and sustainable competitive advantages, can also provide profitable growth. The ability to generate robust unit economics and gross margins will be an important consideration.
●	Strong growth trajectory with visible scope for further expansion. We will seek business combination partners that have the potential to deliver fast growth with large potential to scale up domestically and, preferably, internationally.
●	$1 billion or higher valuation. We will focus on potential business combination partners with an equity value of approximately $1 billion or higher. We believe that such businesses have an optimum mix of maturity, scale and capacity to grow profitably and sustainably. Moreover, businesses of this size are likely to benefit from long-term capital from the public markets for the next phase of their development.
●	Committed and visionary founders and leadership team. We intend to partner with founders and management teams who have a long-term commitment, a clear vision and the ability to execute their business plans. The management team should be able to leverage the support and guidance of our directors and officers—leaders with proven abilities and extensive networks who can help our partner grow.
●	Able to benefit from being a public company: We will seek a business combination partner whose management and shareholders appreciate the opportunity to take their firm public in order to transform it into an independent national- and global-level business. Our partner should be able to take advantage of public market access to pursue future and faster growth (via high return-on-capital projects), build its brand, pursue value-accretive acquisitions, strengthen its balance sheet and incentivize its employees through publicly-traded equity compensation.

●	Culture, Purpose and Impact. We seek a business combination partner that has a robust corporate culture and is mission-driven with a distinct purpose. We will consider ESG factors to ensure that the business generates, and with our advice and guidance, will continue to generate significant and positive value and impact for its stakeholders and the wider economy through innovation, societal problem-solving, development of economic opportunities, and improvement of industry competitiveness and resilience.
●	Fair valuation with upside potential. Our directors and officers have years of experience conducting rigorous due diligence and making disciplined investment decisions. We will seek business combination partners that can deliver a robust risk-adjusted return profile with substantial upside potential.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2027, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial position

With funds available for a business combination initially in the amount of approximately $228,850,000(including $236,900,000 of gross proceeds from our initial public offering and the simultaneous private placement deposit in the trust account; and after taking into account payment $8,050,000 of deferred underwriting commissions that would be paid to the underwriter upon the consummation of an initial business combination), we offer a business combination partner a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the business combination partner to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then- outstanding (other than in a public offering);
●	Any of our directors, officers or substantial security holder (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the business combination partner or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then- outstanding public shares, subject to the limitations described herein. The initial amount deposited in the trust account was $10.30 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of initial public offering or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective business combination partner with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.30- per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective business combination partner that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company.

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

We are required to evaluate our internal control procedures by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A business combination partner may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2027, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;
●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination;
●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;
●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	there is substantial doubt about our ability to continue as a “going concern”;
●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;
●	our independent directors have a financial interest in our founder shares, either directly or through our sponsor, and if we do not consummate our initial business combination, the founder shares would be worthless. As a result, our independent directors have a financial interest in consummating an initial business combination, even if our share market price thereafter declines in value and our public shareholders experience losses in connection with their investment. This financial interest may give rise to a potential conflict of interest for our independent directors when considering potential target businesses;
●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only $10.30 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination; and
●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

We may be a passive foreign investment company (a “PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or redeemable warrants, the U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. As used herein, the term “U.S. Holder” means a beneficial owner of Units, Class A ordinary shares or redeemable warrants that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a United States person. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year prior to our Business Combination, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a qualified electing fund (“QEF”) election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our redeemable warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

We may lack sufficient funds to consummate an initial business combination due to the Cartica Funds decision to no longer purchase any of the forward purchase shares in connection with our initial business combination.

On January 4, 2022, we entered into a forward purchase agreement with Cartica Funds, pursuant to which the Cartica Funds will subscribe to purchase from us up to 3,000,000 forward purchase shares for $10.00 per share, or an aggregate amount of up to $30,000,000, in a private placement to close substantially concurrently with the closing of our initial business combination. On March 14, 2023, we received a written notice from Cartica Management advising us that the investment committee of Cartica Management has determined that it will not approve the purchase of any forward purchase shares and therefore the Cartica Funds will not purchase any of the forward purchase shares in connection with the initial business combination or otherwise. As a result, we may lack sufficient funds to consummate the initial business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022, (iii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 10, 2022 and (iv) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 9, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our units are traded on the Nasdaq Global Market under the symbol CITEU. Our units commenced public trading on January 5, 2022. Our public shares and public warrants commenced separate public trading on the Nasdaq Global Market on February 25, 2022, under the symbols CITE and CITEW, respectively.

(b)Holders

On March 31, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, five holders of record of our Class B ordinary shares, one holder of record of our public warrants and one holder of record of our private placement warrants.

(c)Dividends

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Cartica Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We incorporated in the Cayman Islands on February 3, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our sponsor is Cartica Acquisition Partners, LLC. The registration statement for our IPO was declared effective on January 4, 2022. On January 7, 2022, we consummated our IPO of 23,000,000 units, including 3,000,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $230.0 million.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 3, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $12,537,322, which consists of change in fair value of warrant liabilities of $11,897,000 and interest income on marketable securities held in the Trust Account of $3,213,631, offset by operating and formation costs of $2,194,966 and transaction costs of $378,343.

For the period from February 3, 2021 (inception) to December 31, 2021, we had a net loss of $268,389, which consisted of formation and operating costs.

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

For the year ended December 31, 2022, cash used in operating activities was $2,695,816. Net income of $12,537,322 was affected by a change in the fair value of warrant liabilities of $11,897,000, interest earned on marketable securities held in the Trust Account of $3,213,631 and transaction costs of $378,343. Changes in operating assets and liabilities used $500,850 of cash for operating activities.

For the period from February 3, 2021 (inception) to December 31, 2021, cash used in operating activities was $13,149. Net loss of $268,389 was affected by changes in operating assets and liabilities which provided $255,240 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $240,113,631 (including $3,213,631 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $1,081,479. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, we had no outstanding borrowings under the Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

On January 4, 2022, we entered into an agreement to pay our Sponsor an aggregate $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, we paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or our liquidation, we will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). As of December 31, 2021 we had accrued $238,000 of officer compensation payable to the Sponsor under the administrative support agreement. For the year ended December 31, 2022, we incurred $931,500 in fees for these services and paid $1,169,500 of fees for these services.

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

We entered into a forward purchase agreement with Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management and the Sponsor (the “Cartica Funds”), pursuant to which the Cartica Funds agreed to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial Business Combination, subject to approval at such time by the Cartica Management investment committee. On October 13, 2022, we were advised by Cartica Management that the Cartica Funds will be liquidated in the first half of 2023. On March 14, 2023, we received a written notice from Cartica Management advising us that the investment committee of Cartica Management has determined that it will not approve the purchase of any forward purchase shares and therefore the Cartica Funds will not purchase any of the forward purchase shares in connection with the initial business combination or otherwise. As a result, we may lack sufficient funds to consummate the initial business combination.

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

As of December 31, 2022, we had 27,400,000 warrants issued and outstanding.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (losses) of our company.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — “Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also simplifies the diluted earnings per share calculation in certain areas and introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 is not expected to have an impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-23 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Subramanian Ramadorai	78	Director
Keki M. Mistry	68	Director
Farida Khambata	73	Director
Parul Bhandari	47	Director
Asif Ramji	50	Director
Steven J. Quamme	62	Director
Sanjeev Goel	53	Chief Executive Officer and Director
C. Brian Coad	53	Chief Operating Officer and Chief Financial Officer

The experience of our directors and executive officers is as follows:

Mr. Subramanian Ramadorai is one of our directors. Mr. Ramadorai is currently Chairman of Tata Technologies Limited and Tata STRIVE and an Independent Director on the Boards of Piramal Enterprises Limited and DSP Investment Managers. Mr. Ramadorai is also a member of NSE’s Social Stock Exchange Governing Council. In March 2016, Mr. Ramadorai retired as the Chairman of the Board of Directors of the Bombay Stock Exchange (BSE Limited) after having served for a period of 6 years. Between 2011 and 2016, Mr. Ramadorai served as the Chairman of National Skill Development Agency (NSDA) in the rank of a Cabinet Minister and the Chairman of the National Skill Development Corporation (NSDC), a one of its kind, Public Private Partnership in India, under the Ministry of Skill Development & Entrepreneurship. Mr. Ramadorai was the CEO of Tata Consultancy Services (TCS) from 1996 to 2004 and was the CEO and MD from 2004 to 2009. He served as the Vice Chairman at TCS until October 2014. In January 2006, in recognition of Mr. Ramadorai’s commitment and dedication to the IT industry, he was awarded the Padma Bhushan (India’s third highest civilian honor) by the Government of India. In April 2009, he was awarded the CBE (Commander of the Order of the British Empire) by Her Majesty Queen Elizabeth II for his contribution to Indo-British economic relations. In 2016, he was also awarded The Economic Times Lifetime Achievement Award for his glorious contribution to Tata Consultancy Services.

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

Mrs. Khambata received a Master of Arts in Economics from the University of Cambridge and a Master of Science in Business Management from the London Business School. She is a member of the boards of directors of Dragon Capital Group Limited, Kotak Mahindra Life Insurance Company Limited, Tata Steel Limited and Tata Investment Corporation Limited.

Ms. Parul Bhandari is one of our directors. Ms. Bhandari has more than 20 years of experience driving growth and innovation at the world’s leading technology and business development companies. Since 2012, Ms. Bhandari has held various leadership roles at Microsoft (Nasdaq: MSFT). Since 2019, she has served as the Director, Partner Strategy, Worldwide Media and Communications, where she contributes to global partner recruiting, enablement, and engagement. Her previous roles at Microsoft were focused on leading Data & AI for Worldwide Public Sector, driving industry solutions and engaging in Digital Transformation initiatives. She is also a director of Timberland Bancorp, Inc. (Nasdaq: TSBK), a community savings bank in the Pacific Northwest and National Research Corporation, a leading provider of analytics to the heathcare industry . Prior to joining Microsoft, Ms. Bhandari served as Vice President of Business Development and Alliances for the management consulting firm Acelsior, teaming with large defense contractors including Deloitte, SAIC, and General Dynamics.

Ms. Bhandari holds an MBA from McDonough School of Business at Georgetown University in Washington, D.C., and a Bachelor of Arts in Business Administration from Northwestern College in Orange City, Iowa.

Mr. Asif Ramji is one of our directors and is the Chairman of our Board of Directors. He is the founder and since June 2021 has been the Chief Executive Officer of Venture Worx LLC, an advisory and investment management firm and he serves on the board of AvidXchange Holdings, Inc. (Nasdaq: AVDX), a payments solution provider for the middle market company. Mr. Ramji served as Corporate Executive Vice President and Chief Growth Officer of Fidelity National Information Services (NYSE: FIS) from March 2020 until May 2021. Prior to March 2020, he served as Chief Product Officer of FIS. Prior to joining FIS in 2019, he was the Chief Product and Marketing Officer for Worldpay from 2017 to 2019. Prior to that, Mr. Ramji was President and Chief Executive Officer of Paymetric from 2011 to 2017. Mr. Ramji led the sale of Paymetric to Vantiv in 2017. In 2017, Mr. Ramji was recognized by Ernst & Young as the national EY Entrepreneur of the Year award recipient for Financial Services.

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

Mr. Coad graduated from Southern Methodist University with a BBA in Finance and is a Chartered Financial Analyst.

Number and terms of office of officers and directors

We have seven directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, which consists of Ms. Bhandari and Mr. Ramji, will expire at our first annual general meeting, which is required to be held by December 31, 2023 under the Nasdaq Listing Rules. The term of office of the second class of directors, which consists of Mr. Mistry and Mr. Ramadorai, will expire at our second annual general meeting. The term of office of the third class of directors, which consists of Mr. Goel, Mrs. Khambata and Mr. Quamme, will expire at our third annual general meeting. Prior to the completion of our initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

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

We have adopted an audit committee charter, which is available on our website (https://carticaspac.com/investor-resources) and which details the principal functions of the committee. The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with our management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

We have adopted a compensation, nominating and corporate governance committee charter, which is available on our website (https://carticaspac.com/investor-resources) and which details the principal functions of the committee. In regard to compensation, the committee’s principal functions include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

The guidelines for selecting nominees, which are specified in the charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.Executive Compensation.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our ordinary shares, consisting of (i) 23,000,000 Class A ordinary shares and (ii) 5,750,000 Class B ordinary shares, issued and outstanding as of March 31, 2023. On all matters to be voted upon, except for the election of directors, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
					Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares
Cartica Acquisition Partners, LLC, our sponsor (2)			5,450,000	94.78%	19.0%
Subramanian Ramadorai, Director			75,000	1.30%	*
Keki M. Mistry, Director			75,000	1.30%	*
Farida Khambata, Director			—	—	—
Parul Bhandari, Director			75,000	1.30%	*
Asif Ramji, Director and Chairman(3)			75,000	1.30%	*
Steven J. Quamme, Director (2)(5)	1,980,000	8.6%	5,450,000	94.78%	25.8%
Sanjeev Goel, Chief Executive Officer and Director(4)			—	—	—
C. Brian Coad, Chief Operating Officer and Chief Financial Officer(4)			—	—	—
All executive officers and directors as a group (eight individuals)	1,980,000	8.6%	5,750,000	100.00%	26.9%
CCP Master GP, L.P.(5)	1,980,000	8.6%			6.9%
Saba Capital Management, L.P.(6)	1,980,792	8.6%			6.4%
Adage Capital Partners, L.P.(7)	1,800,000	7.8%			6.3%
Cantor Fitzgerald Securities(8)	1,199,068	5.2%			4.1%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1775 I Street NW, Suite 900, Washington, D.C. 20006.
(2)	Our sponsor, Cartica Acquisition Partners, LLC, is the record holder of 5,450,000 Class B ordinary shares. The managing member of our sponsor is Steven J. Quamme. Accordingly, Steven J. Quamme may be deemed to have beneficial ownership of the 5,450,000 Class B ordinary shares held by our sponsor.
(3)	Does not include an additional 75,000 shares indirectly owned by Mr. Ramji as a result of his membership interest in our sponsor. Mr. Ramji disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Does not include any shares indirectly owned by this individual as a result of the individual’s membership interest in our sponsor. This individual disclaims beneficial ownership of any such shares except to the extent of his pecuniary interest therein.
(5)	The 1,980,000 Class A ordinary shares reported reflect the units purchased in our IPO at the public offering price by the Cartica Funds as anchor investors in our IPO. Specifically, according to a Schedule 13D filed with the SEC on January 14, 2022, CCP Master GP, L.P., a Delaware limited partnership (“Master GP”) may be deemed to be a beneficial owner of 1,980,000 Class A ordinary shares. The general partner of Master GP is CCP Master GP GenPar, L.P., a Delaware limited partnership (“Master GP GenPar”). The general partner of Master GP GenPar is CCP Ultimate GP, LLC, a Delaware limited liability company (“Ultimate GP”). Our directors Steven J. Quamme and Farida Khambata, and Teresa C. Barger, are members of Ultimate GP. Our directors Steven J. Quamme and Farida Khambata, and Teresa C. Barger, directly (whether through ownership interest or position) or indirectly through one or more intermediaries may be deemed to control Ultimate GP, Master GP GenPar and Master GP. Each reporting person disclaims any beneficial ownership of the reported shares, other than to the extent of any pecuniary interest such person may have therein, directly or indirectly.
(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, Saba Capital Management, L.P., a Delaware limited partnership, Boaz R. Weinstein and Saba Capital Management GP, LLC, a Delaware limited liability company, own 1,980,792 Class A ordinary shares. The business address of each such reporting person is 405 Lexington Avenue, [5]8th Floor, New York, New York 10174.

(7)	According to a Schedule 13G filed with the SEC on January 18, 2022, Adage Capital Partners, L.P., a Delaware limited partnership, directly owns 1,800,000 Class A ordinary shares, and Adage Capital Partners GP, L.L.C., a Delaware limited liability company, Adage Capital Advisors, L.L.C., a Delaware limited liability company, Robert Atchinson and Phillip Gross may be deemed to be beneficial owners of such shares. The business address of each such reporting person is 200 Clarendon Street, [5]2nd Floor, Boston, Massachusetts 02116.
(8)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, Cantor Fitzgerald Securities, a New York general partnership, directly owns 1,199,068 Class A ordinary shares, and Cantor Fitzgerald Securities, Cantor Fitzgerald, L.P., a Delaware limited partnership, CF Group Management, Inc., a New York corporation and Howard W. Lutnick may be deemed to be beneficial owners of such shares. The business address of each such reporting person is 110 East [5]9th Street New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

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

On October 13, 2022, we were advised by Cartica Management  that the Cartica Funds will be liquidated in the first half of 2023. On March 14, 2023, we received a written notice from Cartica Management advising us that the investment committee of Cartica Management has determined that it will not approve the purchase of any forward purchase shares and therefore the Cartica Funds will not purchase any of the forward purchase shares in connection with the initial business combination or otherwise. As a result, we may lack sufficient funds to consummate the initial business combination.

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

On January 4, 2022, we entered into an agreement to pay our sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor is sourced principally from Cartica Management. In addition, at the closing of the IPO, we paid the sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a business combination or our liquidation, we will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). As of December 31, 2021, the Company had accrued $238,000 of officer compensation payable to the sponsor under the administrative support agreement. For the year ended December 31, 2022, the Company incurred $931,500 in fees for these services and paid $1,169,500 of fees for these services, respectively.

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

We have entered into a registration and shareholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate up to three individuals for appointment to our board of directors, so long as our sponsor holds any securities covered by the registration and shareholder rights agreement. In addition, pursuant to the forward purchase agreement, we have agreed that we will use our commercially reasonable efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase shares and (B) any other Class A ordinary shares acquired by the forward purchase investors, including any acquisitions after we complete our initial business combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial business combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which a forward purchase investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement. We will bear the expenses incurred in connection with the filing of any such registration statements. On March 14, 2023, we received a written notice from Cartica Management advising us that the investment committee of Cartica Management has determined that it will not approve the purchase of any forward purchase shares and therefore the Cartica Funds will not purchase any of the forward purchase shares in connection with the initial business combination or otherwise. As a result, we may lack sufficient funds to consummate the initial business combination.

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

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021 totaled $119,490 and $35,535, respectively. For the year ended December 31, 2021, the aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $72,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During the year ended December 31, 2022 and the period from February 3, 2021 (inception) through December 31, 2021, we did not pay Marcum for any audit-related fees.

Tax Fees. During the year ended December 31, 2022 and the period from February 3, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and the period from February 3, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15.Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 3, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 3, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 3, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 – F-23

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary.

Not applicable.

CARTICA ACQUISITION CORP

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 3, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 3, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 3, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Cartica Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cartica Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, the related  statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2023

CARTICA ACQUISITION CORP

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash	$1,081,479	$965
Prepaid expenses	338,111	—
Total Current Assets	1,419,590	965

Deferred offering costs	—	415,024
Cash and marketable securities held in Trust Account	240,113,631	—
Total Assets	$241,533,221	$415,989

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$103,031	$—
Accrued offering costs and expenses	—	415,153
Promissory note – related party	—	244,225
Total Current Liabilities	103,031	659,378

Warrant liabilities	2,077,000	—
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	10,230,031	659,378

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 23,000,000 shares at redemption value of $10.44 as of December 31, 2022 and none as of December 31, 2021	240,113,631	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding at December 31, 2022 (excluding 23,000,000 shares subject to possible redemption) and none issued and outstanding at December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2022 and 5,750,000 shares issued and outstanding at December 31, 2021 (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(8,811,016)	(268,389)
Total Shareholders’ Deficit	(8,810,441)	(243,389)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$241,533,221	$415,989

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of these audited financial statements.

CARTICA ACQUISITION CORP

STATEMENTS OF OPERATIONS

		For the
		Period from
		February 3,
		2021
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2022	2021
Operating and formation costs	$2,194,966	$268,389
Loss from operations	(2,194,966)	(268,389)

Other income:
Interest earned on cash and marketable securities held in Trust Account	3,213,631	—
Change in fair value of warrant liabilities	11,897,000	—
Transaction costs incurred in connection with the IPO	(378,343)	—
Total other income, net	14,732,288	—

Net income (loss)	$12,537,322	$(268,389)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	22,558,904	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.44	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,735,616	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.44	$(0.05)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 Class B ordinary shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of these audited financial statements.

CARTICA ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 3, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)			5,750,000	575	24,425	—	25,000

Net loss			—	—	—	(268,389)	(268,389)

Balance – December 31, 2021	—	$—	5,750,000	$575	$24,425	$(268,389)	$(243,389)

Contribution in excess of fair value of Private Placement Warrants	—	—	—	—	7,791,000	—	7,791,000

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(7,815,425)	(21,079,949)	(28,895,374)

Net income	—	—	—	—	—	12,537,322	12,537,322

Balance – December 31, 2022	—	$—	5,750,000	$575	$—	$(8,811,016)	$(8,810,441)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 31, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 Class B ordinary shares. These financial statements have been retroactively adjusted to reflect this reduction in share capitalization (see Notes 5 and 8).

The accompanying notes are an integral part of these audited financial statements.

CARTICA ACQUISITION CORP

STATEMENTS OF CASH FLOWS

		For the
		Period from
		February 3, 2021
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$12,537,322	$(268,389)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(3,213,631)	—
Change in fair value of warrant liabilities	(11,897,000)	—
Transaction costs incurred in connection with the IPO	378,343	—
Changes in operating assets and liabilities:
Prepaid expenses	(338,111)	—
Accounts payable and accrued expenses	(162,739)	255,240
Net cash used in operating activities	(2,695,816)	(13,149)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(236,900,000)	—
Net cash used in investing activities	(236,900,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placements Warrants	15,900,000	—
Proceeds from promissory note – related party	—	231,724
Repayment of promissory note – related party	(244,225)	—
Payment of other offering costs	(379,445)	(217,610)
Net cash provided by financing activities	240,676,330	14,114

Net Change in Cash	1,080,514	965
Cash – Beginning of period	965	—
Cash – End of period	$1,081,479	$965

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Founders’ shares	$—	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$—	$12,500
Deferred offering costs included in accrued offering costs	$—	$172,363
Deferred underwriting fee payable	$8,050,000	$—
Remeasurement of Class A ordinary shares to redemption amount	$28,895,374	$—

The accompanying notes are an integral part of these audited financial statements.

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

The Company will provide the holders of its issued and outstanding Class A ordinary shares sold as part of the units in its initial public offering (whether they are purchased in such offering or thereafter in the open market) (the “Public Shares”) (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares, or Class A ordinary shares sold as part of the IPO, upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.30 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares have been issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be allocated the proceeds as determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Although redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and have been classified as such on the balance sheet until such date that a redemption event takes place.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $1,081,479 in its operating bank accounts and working capital of $1,316,559, when accounting for the Company’s ability to use interest income to pay towards tax liabilities.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.

The Company may need to raise further additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company has until July 7, 2023, or at the end of the applicable Extension Period, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by July 7, 2023, or at the end of the applicable Extension Period. If an initial Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through July 7, 2023, at the end of the applicable Extension Period, or through twelve months from the issuance of this report. Management of the Company has determined that the liquidity condition through 12 months from the issuance of this report and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 7, 2023, or at the end of the applicable Extension Period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2022 and 2021.

Cash and Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands or any other taxable jurisdiction. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not engaged in a U.S. trade or business at this time.

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

As of December 31, 2022, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,865,000)
Class A ordinary shares issuance costs	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	28,895,374
Class A ordinary shares subject to possible redemption as of December 31, 2022	$240,113,631

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the Period from February 3, 2021
	Year Ended		(Inception) through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$9,995,866	$2,541,456	$—	$(268,389)
Denominator:
Basic and diluted weighted average shares outstanding	22,558,904	5,735,616	—	5,000,000

Basic and diluted net income (loss) per ordinary share	$0.44	$0.44	$—	$(0.05)

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also simplifies the diluted earnings per share calculation in certain areas and introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 4. PRIVATE PLACEMENT

The Sponsor purchased 15,900,000 Private Placement Warrants (which included 1,500,000 Private Placement Warrants issued pursuant to the full exercise of the over-allotment option) at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $15,900,000 in a private placement that occurred simultaneously with the closing of the IPO. The fair value of a warrant at IPO was $0.51; the aggregate fair value of the proceeds received exceeded the aggregate fair value of the warrants by $7,791,000, This amount was included in other income in the statement of operations. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants have been added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

Promissory Note — Related Party

On February 9, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the Promissory Note was paid in full by the Company. As of December 31, 2022, no additional amount may be borrowed under this note.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative support agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). As of December 31, 2021, the Company had accrued $238,000 of officer compensation payable to the Sponsor under the administrative support agreement. For the year ended December 31, 2022, the Company incurred $931,500 in fees for these services and the Company paid total fees of $1,169,500 for these services.

Anchor investors

Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management and the Sponsor (the “Cartica Funds”) purchased an aggregate of 1,980,000, or 9.9%, of the Units in the IPO (excluding the Units issued pursuant to the full exercise of the underwriters’ over-allotment option), at the public offering price of $10.00 per Unit for an aggregate amount of $19,800,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

The Cartica Funds, which are affiliates of the Sponsor, entered into the Forward Purchase Agreement at the time of the Company’s IPO. Although the Forward Purchase Agreement remains in effect and the purchase of the Forward Purchase Shares remains subject to Cartica Management investment committee’s approval, the Liquidation may adversely impact the Cartica Funds’ ability to purchase some or all of the Forward Purchase Shares pursuant to the Forward Purchase Agreement and the Company’s ability to enter into a definitive agreement regarding an initial Business Combination. If the sale of some or all of the Forward Purchase Shares fails to close, for any reason, the Company may lack sufficient funds to consummate its initial Business Combination. There can be no assurances that the Cartica Funds will purchase any or all of the Forward Purchase Shares. In addition, at the time of the Company’s IPO, the Cartica Funds purchased 1,980,000 of the units of the Company. The Company was advised by Cartica Management, LLC that these units are not expected to be impacted by the decision to liquidate the Cartica Funds.

On March 14, 2023, the Company received a written notice from Cartica Management advising the Company that the investment committee of Cartica Management has determined that it will not approve the purchase of any forward purchase shares and therefore the Cartica Funds will not purchase any of the forward purchase shares in connection with the initial business combination or otherwise. As a result, the Company may lack sufficient funds to consummate the initial business combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding (excluding, at December 31, 2022, 23,000,000 shares subject to redemption).

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares (see Note 5). Up to an aggregate of 750,000 Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment was fully exercised.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, unless otherwise required under applicable law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and at the initial measurement date of January 7, 2022 (the “Initial Measurement”) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	January 7,
Description	Level	2022	2022
Assets:
Cash and Marketable securities held in Trust Account	1	$240,113,631	$236,900,000
Liabilities:
Warrant liabilities – Public Warrants	1	$805,000	$—
Warrant liabilities – Public Warrants	3	—	5,865,000
Warrant liabilities – Private Placement Warrants	3	1,272,000	8,109,000

Cash and Marketable Securities Held in Trust Account

As of December 31, 2022, the investment in the Company’s Trust Account consisted of $163 in cash and $240,107,374 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2022 are as follows:

	Carrying	Gross	Gross	As of
	Value/Amortized	Unrealized	Unrealized	December 31,
	Cost	Gains	Losses	2022
Marketable securities held in Trust Account	$240,113,631	$—	$(6,094)	$240,107,374

Warrant Liabilities

The Public Warrants and the Private Placement Warrants have been accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company used both the Black-Scholes Merton formula and a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants at Initial Measurement. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to ordinary shares subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and Private Placement Warrants are classified within Level 3 of the fair value hierarchy at Initial Measurement due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. At initial measurement, the Company estimated the selected volatility of its ordinary shares based on the implied volatility of comparable SPAC warrants. Effective February 25, 2022, the Public Warrants began trading separately.

As of December 31, 2022, in order to value the private warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an estimate of the probability of a successful business combination. The inputs used in the Monte Carlo analysis included expected market volatility, expected risk-free interest rate and expected life of the Public Warrants. The Company estimated the selected market volatility following a successful business combination by considering the five‐year historical volatility of the Financial Times Stock Exchange India Technology index. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful business combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company compared the estimated fair value of the Public Warrants following a successful business combination to the current trading price of the Public Warrants to calculate an estimate of the probability of a successful business combination. The Company then applied a Black-Scholes formula and the calculated probability of a successful business combination to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants were the same as those used in the Public Warrant analysis. The fair value of the Public Warrants on December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model and Black-Scholes Merton formula for the Public and Private Placement Warrants were as follows at Initial Measurement:

January 7,
Input	2022
Risk-free interest rate	1.64%
Expected term (years)	6.50
Expected volatility	7.2%
Exercise price	$11.50
Stock price of Class A ordinary share	$9.83

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at December 31, 2022:

December 31,
Input	2022
Risk-free interest rate	3.99%
Expected term (years)	5.51
Expected volatility	25.4%
Exercise price	$11.50
Stock price of Class A ordinary share	$10.37

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private
	Placement	Public
	Warrants	Warrants
Fair value at December 31, 2021	$—	$—
Initial measurement at January 7, 2022	8,109,000	5,865,000
Transfer to Level 1	—	(2,530,000)
Change in fair value	(6,837,000)	(2,530,000)
Fair value at December 31, 2022	$1,272,000	$805,000

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

As of December 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.08 and $0.07 per warrant for aggregate values of $1,272,000 and $805,000, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 14, 2023, the Company received a written notice from Cartica Management advising the Company that the investment committee of Cartica Management has determined that it will not approve the purchase of any forward purchase shares and therefore the Cartica Funds will not purchase any of the forward purchase shares in connection with the initial business combination or otherwise. As a result, the Company may lack sufficient funds to consummate the initial business combination (see also Note 6).

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 4, 2022, by and between the Company and J.P. Morgan Securities LLC, as representative of the several underwriters listed in Schedule 1 thereto (2)
3.1	Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (2)
4.5	Description of Registered Securities (3)
10.1	Securities Subscription Agreement, dated as of February 9, 2021, between the Registrant and the Sponsor (1)
10.2	Investment Management Trust Agreement, January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (2)
10.3	Registration and Shareholder Rights Agreement, dated January 4, 2022, by and among the Company, the Sponsor and the other securities holders signatory thereto (2)
10.4	Private Placement Warrants Purchase Agreement, dated January 4, 2022, by and between the Company and the Sponsor (2)
10.5	Letter Agreement, dated January 4, 2022, by and among the Company, its directors and executive officers and the Sponsor (2)
10.6	Forward Purchase Agreement, dated January 4, 2022, by and among the Company, Cartica Investors, LP and Cartica Investors II, LP (2)
10.7	Administrative Support Agreement, dated January 4, 2022, by and between the Company and the Sponsor (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*Filed herewith.

**Furnished herewith

(1)Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 16, 2021.

(2)Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 10, 2022.

(3)Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	CARTICA ACQUISITION CORP

	By:	/s/ Sanjeev Goel
	Name:	Sanjeev Goel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sanjeev Goel	Chief Executive Officer and Director	March 31, 2023
Sanjeev Goel	(Principal Executive Officer)

/s/ C. Brian Coad	Chief Operating Officer and Chief Financial Officer	March 31, 2023
C. Brian Coad	(Principal Financial and Accounting Officer)

/s/ Subramanian Ramadorai	Director	March 31, 2023
Subramanian Ramadorai

/s/ Keki M. Mistry	Director	March 31, 2023
Keki M. Mistry

/s/ Farida Khambata	Director	March 31, 2023
Farida Khambata

/s/ Parul Bhandari	Director	March 31, 2023
Parul Bhandari

/s/ Asif Ramji	Director	March 31, 2023
Asif Ramji

/s/ Steven J. Quamme	Director	March 31, 2023
Steven J. Quamme