Form 10-Q
period 2023-03-31
Cartica Acquisition Corp
filed 2023-05-15
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$769,508	$1,081,479
Prepaid expenses, current portion	208,501	338,111
Total Current Assets	978,009	1,419,590

Cash and marketable securities held in Trust Account	242,673,094	240,113,631
Total Assets	$243,651,103	$241,533,221

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$156,640	$103,031
Total Current Liabilities	156,640	103,031

Warrant liabilities	2,077,000	2,077,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	10,283,640	10,230,031

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 23,000,000 shares at redemption value of $10.55 and $10.44 as of March 31, 2023 and December 31, 2022, respectively	242,673,094	240,113,631

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022 , respectively	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,306,206)	(8,811,016)
Total Shareholders’ Deficit	(9,305,631)	(8,810,441)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$243,651,103	$241,533,221

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2023	2022
Operating and formation costs	$495,190	$965,893
Loss from operations	(495,190)	(965,893)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	2,559,463	127,044
Change in fair value of warrant liabilities	—	7,867,560
Transaction costs incurred in connection with the IPO	—	(378,343)
Other income, net	2,559,463	7,616,261

Net income	$2,064,273	$6,650,368

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	21,211,111

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.07	$0.25

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,691,667

Basic and diluted income per share, Class B ordinary shares	$0.07	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED March 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(8,811,016)	$(8,810,441)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,559,463)	(2,559,463)

Net income	—	—	—	—	—	2,064,273	2,064,273

Balance – March 31, 2023	—	$—	5,750,000	$575	$—	$(9,306,206)	$(9,305,631)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,750,000	$575	$24,425	$(268,389)	$(243,389)

Contribution in excess of fair value of Private Placement Warrants	—	—	—	—	7,791,000	—	7,791,000

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(7,815,425)	(17,893,362)	(25,708,787)

Net income	—	—	—	—	—	6,650,368	6,650,368

Balance – March 31, 2022	—	$—	5,750,000	$575	$—	$(11,511,383)	$(11,510,808)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,064,273	$6,650,368
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,559,463)	(127,044)
Change in fair value of warrant liabilities	—	(7,867,560)
Transaction costs incurred in connection with the IPO	—	378,343
Changes in operating assets and liabilities:
Prepaid expenses, current portion	129,610	(560,156)
Prepaid expenses, non-current portion	—	(337,628)
Accounts payable and accrued expenses	54,959	(4,680)
Net cash used in operating activities	(310,621)	(1,868,357)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(236,900,000)
Net cash used in investing activities	—	(236,900,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placements Warrants	—	15,900,000
Repayment of promissory note – related party	—	(244,225)
Payment of other offering costs	(1,350)	(378,095)
Net cash (used in) provided by financing activities	(1,350)	240,677,680

Net Change in Cash	(311,971)	1,909,323
Cash – Beginning of period	1,081,479	965
Cash – End of period	$769,508	$1,910,288

Non-cash investing and financing activities:
Offering costs included in accounts payable	$—	$11,880
Remeasurement of Class A ordinary shares to redemption amount	$2,559,463	$—
Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

MARCH 31, 2023

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

MARCH 31, 2023

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

MARCH 31, 2023

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $769,508 in its operating bank accounts and working capital of $821,369, when accounting for the Company’s ability to use interest income to pay towards tax liabilities.

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

The Company has until July 7, 2023, or at the end of the applicable Extension Period, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by July 7, 2023, or at the end of the applicable Extension Period. If an initial Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through July 7, 2023, at the end of the applicable Extension Period, or through twelve months from the issuance of this report. Management of the Company has determined that the liquidity condition through 12 months from the issuance of this report and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 7, 2023, or at the end of the applicable Extension Period.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

MARCH 31, 2023

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs associated with the IPO

The Company complies with the requirements of the FASB ASC 340-10-S99-1. Offering costs consist of underwriting fees, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities have been expensed and offering costs associated with the Class A ordinary shares have been charged to temporary equity at the completion of the IPO. The Company incurred offering costs amounting to $13,295,086 as a result of the IPO (consisting of $12,650,000 of underwriting fees and $645,086 of other offering costs). The Company recorded $12,916,743 of offering costs as a reduction of temporary equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $378,343 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

As of March 31, 2023 and December 31, 2022, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,865,000)
Class A ordinary shares issuance costs	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	28,895,374
Class A ordinary shares subject to possible redemption as of December 31, 2022	240,113,631
Plus:
Remeasurement of Class A ordinary shares to redemption amount	2,559,463
Class A ordinary shares subject to possible redemption as of March 31, 2023	$242,673,094

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,651,418	$412,855	$5,243,388	$1,406,980
Denominator
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	21,211,111	5,691,667
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.25	$0.25

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

The Sponsor purchased 15,900,000 Private Placement Warrants (which included 1,500,000 Private Placement Warrants issued pursuant to the full exercise of the over-allotment option) at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $15,900,000 in a private placement that occurred simultaneously with the closing of the IPO. The fair value of a warrant at IPO was $0.51; the aggregate fair value of the proceeds received exceeded the aggregate fair value of the warrants by $7,791,000, This amount was included in other income in the statement of operations during the quarter ended March 31, 2022. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants have been added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

MARCH 31, 2023

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

Promissory Note — Related Party

On February 9, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the Promissory Note was paid in full by the Company. As of March 31, 2023 and December 31, 2022, no additional amount may be borrowed under this note.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Administrative support agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). For the three months ended March 31, 2023 and 2022, the Company incurred $155,000 and $466,500 in fees for these services and paid $155,000 and $704,500 of fees for these services, respectively.

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

The underwriters received a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate (which included an additional $600,000 received pursuant to the full exercise of the over-allotment option), which was paid at closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate (which included an additional $1,050,000 received pursuant to the full exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 14, 2023 the underwriting fee was waived (see Note 9).

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The Cartica Funds, which are affiliates of the Sponsor, entered into the Forward Purchase Agreement at the time of the Company’s IPO. Although the Forward Purchase Agreement remains in effect and the purchase of the Forward Purchase Shares remains subject to Cartica Management investment committee’s approval, the Liquidation may adversely impact the Cartica Funds’ ability to purchase some or all of the Forward Purchase Shares pursuant to the Forward Purchase Agreement and the Company’s ability to enter into a definitive agreement regarding an initial Business Combination. In addition, at the time of the Company’s IPO, the Cartica Funds purchased 1,980,000 of the units of the Company. The Company was advised by Cartica Management that these units are not expected to be impacted by the decision to liquidate the Cartica Funds.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 23,000,000 shares subject to redemption).

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares (see Note 5). Up to an aggregate of 750,000 Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment was fully exercised.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2023	2022
Assets:
Cash and Marketable securities held in Trust Account	1	$242,673,094	$240,113,631
Liabilities:
Warrant liabilities – Public Warrants	1	$805,000	$805,000
Warrant liabilities – Private Placement Warrants	3	1,272,000	1,272,000

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Cash and Marketable Securities Held in Trust Account

As of March 31, 2023, the investment in the Company’s Trust Account consisted of $1,367 in cash and $242,671,727 in U.S. Treasury Securities. As of December 31, 2022, the investment in the Company's Trust Account consisted of $163 in cash and $240,107,374 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2023 and December 31, 2022 are as follows:

	Carrying	Gross	Gross
	Value/Amortized	Unrealized	Unrealized
As of March 31, 2023	Cost	Gains	Losses	Fair Value
Marketable securities held in Trust Account	$242,671,727	$66,459	$—	$242,738,186

	Carrying	Gross	Gross
	Value/Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
Marketable securities held in Trust Account	$240,113,631	$—	$(6,094)	$240,107,374

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

As of March 31, 2023 and December 31, 2022, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an estimate of the probability of a successful business combination. The inputs used in the Monte Carlo analysis included expected market volatility, expected risk-free interest rate and expected life of the Public Warrants. The Company estimated the selected market volatility following a successful business combination by considering the five‐year historical volatility of the Financial Times Stock Exchange India Technology index. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful business combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company compared the estimated fair value of the Public Warrants following a successful business combination to the current trading price of the Public Warrants to calculate an estimate of the probability of a successful business combination. The Company then applied a Black-Scholes formula and the calculated probability of a successful business combination to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

at initial measurement were the same as those used in the Public Warrant analysis. The fair value of the Public Warrants on December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model and Black-Scholes Merton formula for the Public and Private Placement Warrants were as follows at initial measurement:

January 7,
Input	2022
Risk-free interest rate	1.64%
Expected term (years)	6.50
Expected volatility	7.2%
Exercise price	$11.50
Stock price of Class A ordinary share	$9.83

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
Input	2023	2022
Risk-free interest rate	3.60%	3.99%
Expected term (years)	5.27	5.51
Expected volatility	25.3%	25.4%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$10.52	$10.37

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2022	$1,272,000
Change in fair value	—
Fair value at March 31, 2023	$1,272,000

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

As of March 31, 2023 and December 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.08 and $0.07 per warrant for aggregate values of $1,272,000 and $805,000, respectively

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On April 5, 2023, Mr. Sanjeev Goel tendered his resignation as Chief Executive Officer of the Company and as a member of the Board of Directors (the “Board”) of the Company. The Board accepted his resignation, effective as of April 5, 2023. Effective April 7, 2023, Steve Quamme, a director of the Company, was appointed as interim Chief Executive Officer of the Company. There is no arrangement or understanding between Mr. Quamme and any other person pursuant to which he was appointed the interim Chief Executive Officer of the Company.

Waiver of Deferred Underwriting Fees

On April 14, 2023, J.P. Morgan Securities LLC (“J.P. Morgan”), the underwriter for the initial public offering of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of any deferred compensation in connection with its role as underwriter in the Company’s initial public offering.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated in the Cayman Islands on February 3, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our sponsor is Cartica Acquisition Partners, LLC. The registration statement for our IPO was declared effective on January 4, 2022. On January 7, 2022, we consummated our IPO of 23,000,000 units, including 3,000,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $230.0 million.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 15,900,000 warrants (“Private Placement Warrants”) to the sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000.

At the closing of the IPO, an amount equal to at least $10.30 per unit sold in the IPO, including proceeds from the sale of the Private Placement Warrants, was deposited in a Trust Account, located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds held in the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through March 31, 2023 were organizational activities, the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $2,064,273, which consists of interest income on marketable securities held in the Trust Account of $2,559,463, offset by operating and formation costs of $495,190.

For the three months ended March 31, 2022, we had a net income of $6,650,368, which consists of the change in fair value of warrant liabilities of $7,867,560 and interest income on marketable securities held in the Trust Account of $127,044, offset by operating costs of $965,893 and transaction costs of $378,343.

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

For the three months ended March 31, 2023, cash used in operating activities was $310,621. Net income of $2,064,273 was affected by interest earned on marketable securities held in the Trust Account of $2,559,463. Changes in operating assets and liabilities used $184,569 of cash for operating activities.

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

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $ 242,673,094 (including $5,773,094 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $769,508. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, we had no outstanding borrowings under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

On January 4, 2022, we entered into an agreement to pay our Sponsor an aggregate $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, we paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or our liquidation, we will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). For the three months ended March 31, 2023 and 2022, the Company incurred $155,000 and $466,500 in fees for these services and paid $155,000 and $704,500 of fees for these services, respectively.

We granted the underwriters a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of January 7, 2022, the over-allotment was fully exercised.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate (which included an additional $600,000 received pursuant to the full exercise of the over-allotment option), which was paid at closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate (which included an additional $1,050,000 received pursuant to the full exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 14, 2023, the underwriter terminated its association with us and waived any fees and compensation in connection with such association, including its entitlement to the payment of any deferred compensation in connection with its role as our underwriter in the our initial public offering.

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

As of March 31, 2023 and December 31, 2022, we had 27,400,000 warrants issued and outstanding.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of our company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this report on that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial Business Combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on Exchange, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTICA ACQUISITION CORP

Date: May 15, 2023	By:	/s/ Steve Quamme
	Name:	Steve Quamme
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Executive Officer)