Form 10-Q
period 2023-06-30
Cartica Acquisition Corp
filed 2023-08-18
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41198

CARTICA ACQUISITION CORP
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 11th Floor New York, NY 10105
(Address of principal executive offices)

+1-202-741-3677
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

As of August 14, 2023, there were 8,964,415 Class A ordinary shares, par value $0.0001 per share, and 1,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$211,340	$1,081,479
Prepaid expenses	264,132	338,111
Total Current Assets	475,472	1,419,590

Cash and marketable securities held in Trust Account	245,587,224	240,113,631
Total Assets	$246,062,696	$241,533,221

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities—accrued expenses	$309,210	$103,031

Redeemed stock payable to public stockholders	200,586,942	—
Warrant liabilities	1,529,000	2,077,000
Deferred underwriting fee payable	—	8,050,000
Total Liabilities	202,425,152	10,230,031

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 4,214,415 and 23,000,000 shares at redemption value of $10.68 and $10.44 as of June 30, 2023 and December 31, 2022, respectively	45,000,282	240,113,631

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,750,000 issued and outstanding (excluding 4,214,415 and 23,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022 , respectively	475	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1,000,000 and 5,750,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	100	575
Additional paid-in capital	4,921,650	—
Accumulated deficit	(6,284,963)	(8,811,016)
Total Shareholders’ Deficit	(1,362,738)	(8,810,441)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$246,062,696	$241,533,221

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating and formation costs	$655,107	$403,537	$1,150,297	$1,369,430
Loss from operations	(655,107)	(403,537)	(1,150,297)	(1,369,430)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	2,914,130	144,513	5,473,593	271,557
Change in fair value of warrant liabilities	548,000	2,659,440	548,000	10,527,000
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	214,220	—	214,220	—
Transaction costs incurred in connection with the IPO	—	—	—	(378,343)
Other income, net	3,676,350	2,803,953	6,235,813	10,420,214

Net income	$3,021,243	$2,400,416	$5,085,516	$9,050,784

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	23,000,000	23,000,000	22,110,497

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.11	$0.08	$0.18	$0.33

Basic and diluted weighted average shares outstanding, Class A ordinary shares	52,198	—	26,243	—

Basic and diluted net income per share, Class A ordinary shares	0.11	—	0.18	—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,697,802	5,750,000	5,723,757	5,720,994

Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.08	$0.18	$0.33

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED June 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(8,811,016)	$(8,810,441)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,559,463)	(2,559,463)

Net income	—	—	—	—	—	2,064,273	2,064,273

Balance – March 31, 2023	—	—	5,750,000	575	—	(9,306,206)	(9,305,631)

Conversion of Class B ordinary shares to Class A Ordinary Shares - Non- redeemable	4,750,000	475	(4,750,000)	(475)	—	—	—

Waiver of deferred underwriting fee	—	—	—	—	7,835,780	—	7,835,780

Capital Contribution by Sponsor for issuance of Non-Redemption agreements to Stockholders	—	—	—	—	158,139	—	158,139

Stockholder non-redemption agreements	—	—	—	—	(158,139)	—	(158,139)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(2,914,130)	—	(2,914,130)

Net income	—	—	—	—	—	3,021,243	3,021,243

Balance – June 30, 2023	4,750,000	$475	1,000,000	$100	$4,921,650	$(6,284,963)	$(1,362,738)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,750,000	$575	$24,425	$(268,389)	$(243,389)

Contribution in excess of fair value of Private Placement Warrants	—	—	—	—	7,791,000	—	7,791,000

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(7,815,425)	(17,893,362)	(25,708,787)

Net income	—	—	—	—	—	6,650,368	6,650,368

Balance – March 31, 2022	—	—	5,750,000	575	—	(11,511,383)	(11,510,808)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(244,513)	(244,513)

Net income	—	—	—	—	—	2,400,416	2,400,416

Balance – June 30, 2022	—	$—	5,750,000	$575	$—	$(9,355,480)	$(9,354,905)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,085,516	$9,050,784
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(5,473,593)	(271,557)
Change in fair value of warrant liabilities	(548,000)	(10,527,000)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	(214,220)	—
Transaction costs incurred in connection with the IPO	—	378,343
Changes in operating assets and liabilities:
Prepaid expenses, current portion	73,979	(539,164)
Prepaid expenses, non-current portion	—	(172,445)
Accrued expenses	206,179	(74,995)
Net cash used in operating activities	(870,139)	(2,156,034)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(236,900,000)
Net cash used in investing activities	—	(236,900,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placements Warrants	—	15,900,000
Repayment of promissory note – related party	—	(244,225)
Payment of other offering costs	—	(378,095)
Net cash (used in) provided by financing activities	—	240,677,680

Net Change in Cash	(870,139)	1,621,646
Cash – Beginning of period	1,081,479	965
Cash – End of period	$211,340	$1,621,646

Non-cash investing and financing activities:
Offering costs included in accounts payable	$—	$11,880
Remeasurement of Class A ordinary shares to redemption amount	$5,473,593	$—
Deferred underwriting fee payable	$—	$8,050,000
Waived deferred underwriting discount	$7,835,780	$—
Redeemed stock payable to public stockholders	$200,586,942	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the stock exchange that the Company will list its securities on will require that the Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully. At the closing of the IPO, an amount equal to at least $10.30 per Unit sold in the IPO, including proceeds from the sale of the Private Placement Warrants, were deposited in a trust account (the “Trust Account”), located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) Company’s liquidation. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company intends to, on or prior to the 24-month anniversary of the effective date of the registration statement related to the IPO, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items until the earlier of consummation of its Business Combination or liquidation.

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

JUNE 30, 2023

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

The Company will have until April 7, 2024 (or such earlier date as determined by the Company’s board) or a shareholder vote to amend the Company’s amended and restated memorandum and articles of association, to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On May 23, 2023, the Sponsor entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the Cartica Investors, LP and Cartica Investors II, LP (together, the “Cartica Funds”) and Namaste Universe Sponsor LLC, a Delaware limited liability company (“Namaste”). Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in the Sponsor, which combined interests will entitle Namaste to receive, in the aggregate, 3,490,949 Class B ordinary shares, par value $0.0001 per share and 15,900,000 private placement warrants (the transaction, the “Transfer”). In connection

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

with the Transfer, the Company terminated the Forward Purchase Agreement, amended the administrative support agreement (see Note 5), and experienced a change in its board of directors, as more fully described below within these financial statements.

In connection with the Transfer, on May 23, 2023, Subramanian Ramadorai, Keki M. Mistry, Farida Khambata, Parul Bhandari, Asif Ramji and Steven J. Quamme resigned as directors of the Company’s board of directors and Steven J. Quamme resigned as interim Chief Executive Officer. Concurrently with the Transfer, holders of the Company’s Class B ordinary shares elected Suresh Guduru, Suresh Singamsetty, Kishore Kondragunta, Rana Gujral, Kyle Ingvald Parent and John F. Levy as directors of the Company’s board of directors (collectively, the “New Directors”). In addition, Kyle Ingvald Parent and Suresh Singamsetty were appointed as Class I directors with a term expiring at the Company’s first annual general meeting; John F. Levy and Kishore Kondragunta were appointed as Class II directors with a term expiring at the second annual general meeting; and Rana Gujral and Suresh Guduru were appointed as Class III directors with a term expiring at the Company’s third annual general meeting. John F. Levy, Rana Gujral and Kyle Invalid Parent have been appointed as members of the Board’s audit committee (the “Audit Committee”) and compensation, nominating and corporate governance committee, with Mr. Levy serving as the Chairman of the Audit Committee and Mr. Gujral serving as the Chairman of the compensation, nominating and corporate governance committee. The Company’s board determined that John F. Levy, Rana Gujral, Kyle Ingvald Parent and Kishore Kondragunta are each an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the Sponsor, upon the conversion (the “Conversion”) of an equal number of the Company’s Class B ordinary shares, par value $0.0001 per share, held by the Sponsor. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company's initial public offering.

On June 30, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting (the “Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination from July 7, 2023 to April 7, 2024 (or such earlier date as determined by the Company’s board) (the “Extension”).

In connection with the Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. Following the redemptions and the Conversion, there are 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and the Sponsor holds approximately 54% of the issued and outstanding Ordinary Shares. As of June 30, 2023, the Company recorded $200,586,942 due to shareholders which is included in Due to shareholders for redemption of 18,785,585 Class A ordinary shares subject to possible redemption on the Company’s condensed balance sheets.  On July 17, 2023, the Company paid an aggregate amount of $200,917,798 from the Trust Account to the aforementioned redeeming shareholders for the 18,785,585 Class A ordinary shares redeemed on June 30, 2023 which included interest earned through July 13, 2023, the date the redemption was processed (see Note 9).

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights with respect to any Founder Shares (including any Founder Shares that were converted into Class A ordinary shares) if the Company fails to complete a Business Combination within the Combination Period. However, if any such person acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account. In the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than $10.30 per Unit.

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

JUNE 30, 2023

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $211,340 in its operating bank accounts and working capital of $166,262, when accounting for the Company’s ability to use interest income to pay towards tax liabilities, if any.

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

The Company has until April 7, 2024 (or such earlier date as determined by the Company’s board) to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by April 7, 2024. If an initial Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through April 7, 2024 or through twelve months from the filing of this report. Management of the Company has determined that the liquidity condition through 12 months from the filing of this report and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 7, 2024.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

JUNE 30, 2023

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At June 30, 2023, substantially all of the assets in the Trust Account were held in a money market fund that invests in U.S. Treasury securities. At December 31, 2022, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

On April 14, 2023, J.P. Morgan Securities LLC (“J.P. Morgan”), the underwriter for the initial public offering of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of any deferred compensation in connection with its role as underwriter in the Company's initial public offering. As a result, the Company recognized $214,220 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2023

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

As of June 30, 2023 and December 31, 2022, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,865,000)
Class A ordinary shares issuance costs	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	28,895,374
Class A ordinary shares subject to possible redemption as of December 31, 2022	240,113,631
Less:
Due to Shareholders for redemption of 18,785,585 Class A ordinary shares subject to possible redemption	(200,586,942)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	5,473,593
Class A ordinary shares subject to possible redemption as of June 30, 2023	$45,000,282

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023			2022
	Class A	Class A Non-
	Redeemable	Redeemable	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,416,994	$5,485	$598,763	$1,920,333	$480,083
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	52,198	5,697,802	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.11	$0.08	$0.08

	For the Six Months Ended June 30,
	2023			2022
	Class A	Class A Non-
	Redeemable	Redeemable	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$4,068,413	$4,642	$1,012,461	$7,190,320	$1,860,464
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	26,243	5,723,757	22,110,497	5,720,994
Basic and diluted net income per ordinary share	$0.18	$0.18	$0.18	$0.33	$0.33

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

JUNE 30, 2023

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

JUNE 30, 2023

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

NOTE 4. PRIVATE PLACEMENT

The Sponsor purchased 15,900,000 Private Placement Warrants (which included 1,500,000 Private Placement Warrants issued pursuant to the full exercise of the over-allotment option) at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $15,900,000 in a private placement that occurred simultaneously with the closing of the IPO. The fair value of a warrant at IPO was $0.51; the aggregate fair value of the proceeds received exceeded the aggregate fair value of the warrants by $7,791,000. This amount was included in other income in the statement of operations during the quarter ended March 31, 2022. Each Private Placement Warrant

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants have been added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

On May 23, 2023, the Sponsor entered into the Purchase Agreement with the Cartica Funds and Namaste. Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in the Sponsor, which combined interests will entitle Namaste to receive, in the aggregate, 3,490,949 Class B ordinary shares, par value $0.0001 per share and 15,900,000 private placement warrants (see Note 1).

Promissory Note — Related Party

On February 9, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the Promissory Note was paid in full by the Company. As of June 30, 2023 and December 31, 2022, no additional amount may be borrowed under this note.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative support agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the sponsor entered into an amendment to the administrative support agreement  (the “Amended Administrative Support Agreement”), pursuant to which the Company has ceased to pay the sponsor for  (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and six months ended June 30, 2023, the Company incurred and paid $65,333 and $220,333 in fees for these services, respectively. For the three and six months ended June 30, 2022, the Company incurred $155,000 and $621,500 in fees for these services and paid $155,000 and $859,500 of fees for these services, respectively.

Anchor investors

Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management and the Sponsor (purchased an aggregate of 1,980,000, or 9.9%, of the Units in the IPO (excluding the Units issued pursuant to the full exercise of the underwriters’ over-allotment option), at the public offering price of $10.00 per Unit for an aggregate amount of $19,800,000.

Non-redemption Agreements

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

On June 16, 2023 and June 26, 2023, the Company entered into certain non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated institutional investors (the “Holders”) in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,850,000 Class A ordinary shares, par value $0.0001 per share held by the Holders, in connection with the extraordinary general meeting in lieu of an annual meeting called by the Company to, among other things, approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from July 7, 2023 to April 7, 2024. In consideration of the foregoing agreement, the Company shall issue to the Holders an aggregate of 962,500 Class A ordinary shares (the “New Shares”) substantially concurrently with or immediately after, the closing of an initial Business Combination. The Holders will be entitled to the same registration rights set forth in that certain Registration and Shareholder Rights Agreement, dated as of January 4, 2022, among Cartica Acquisition Partners, LLC, the Company and the other parties thereto, in respect of all the New Shares held by the Holders.

The Company estimated the aggregate fair value of the 962,500 Class A ordinary shares attributable to the Non-Redeeming shareholders to be $158,139 or $0.1643 per share. The excess of the fair value of the Class A ordinary shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

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

On April 14, 2023, J.P. Morgan, the underwriter for the initial public offering of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of any deferred compensation in connection with its role as underwriter in the Company’s initial public offering. As a result, the Company recognized $214,220 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs in the accompanying condensed statements of operations and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed statements of changes in stockholders’ deficit.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On May 23, 2023, in connection with the Transfer, the Company and Cartica Funds entered into termination agreement to terminate the Company and Cartica Funds rights and obligations under Forward Purchase Agreement.

Service Provider Agreement

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

On June 13, 2023, the Company and the Sponsor entered into an agreement with a service provider whereby upon approval of the Extension, which occurred on June 30, 2023, $100,000 was due and payable to the service provider. In addition, upon the consummation of the Company's initial Business combination the service provider will earn and receive an additional $100,000 cash payment from the Company and acquire 50,000 Founders Shares from the Sponsor at $0.003 per share; the original purchase price of such shares. The aggregate fair value of the Founders Shares as of June 30, 2023, the date the shareholders approved the extension, was $8,215 or $0.1643

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

per Founder Share. During the six-month period ended, the Company recognized $100,000 of fees payable which is included in accrued expenses on the Company’s unaudited condensed balance sheets.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On June 30, 2023, in connection with the Meeting, shareholders holding 18,785,585 Class A Ordinary Shares exercised their right to redeem such shares (see Note 1). At June 30, 2023 and December 31, 2022, there were 4,750,000 and no Class A ordinary shares issued or outstanding (excluding 4,214,415 and 23,000,000 shares subject to redemption), respectively.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A Ordinary Shares to the Sponsor, upon the Conversion of an equal number of the Company's Class B ordinary shares, held by the Sponsor (see Note 1). The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company's initial public offering.

As of June 30, 2023 and December 31, 2022, there were 1,000,000 and 5,750,000 Class B ordinary shares issued and outstanding. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Class B ordinary shares outstanding to 5,750,000 shares (see Note 5). Up to an aggregate of 750,000 Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment was fully exercised.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

The remaining Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the completion of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2023	2022
Assets:
Cash and Marketable securities held in Trust Account	1	$245,587,224	$240,113,631
Liabilities:
Warrant liabilities – Public Warrants	1	$575,000	$805,000
Warrant liabilities – Private Placement Warrants	3	954,000	1,272,000

Cash and Marketable Securities Held in Trust Account

As of June 30, 2023, the investment in the Company’s Trust Account consisted of $0 in cash and $245,587,224 in money market funds that invest in U.S. Treasury Securities. As of December 31, 2022, the investment in the Company's Trust Account consisted of $163 in cash and $240,107,374 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2023 and December 31, 2022 are as follows:

	Carrying	Gross	Gross
	Value/Amortized	Unrealized	Unrealized
As of June 30, 2023	Cost	Gains	Losses	Fair Value
Marketable securities held in Trust Account	$245,587,224	$—	$—	$245,587,224

	Carrying	Gross	Gross
	Value/Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
Marketable securities held in Trust Account	$240,113,631	$—	$(6,094)	$240,107,374

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

As of June 30, 2023 and December 31, 2022, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an estimate of the probability of a successful business combination. The inputs used in the Monte Carlo analysis included expected market volatility, expected risk-free interest rate and expected life of the Public Warrants. The Company estimated the selected market volatility following a successful business combination by considering the five‐year historical volatility of the NASDAQ 100 Tech Sector index. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful business combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company compared the estimated fair value of the Public Warrants following a successful business combination to the current trading price of the Public Warrants to calculate an estimate of the probability of a successful business combination. The Company then applied a Black-Scholes formula and the calculated probability of a successful business combination to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants at initial measurement were the same as those used in the Public Warrant analysis. The fair value of the Public Warrants on June 30, 2023 and December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model and Black-Scholes Merton formula for the Public and Private Placement Warrants were as follows at initial measurement:

January 7,
Input	2022
Risk-free interest rate	1.64%
Expected term (years)	6.50
Expected volatility	7.2%
Exercise price	$11.50
Stock price of Class A ordinary share	$9.83

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
Input	2023	2022
Risk-free interest rate	4.13%	3.99%
Expected term (years)	5.77	5.51
Expected volatility	32.00%	25.4%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$10.64	$10.37

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2022	$1,272,000
Change in fair value	—
Fair value at March 31, 2023	1,272,000
Change in fair value	(318,000)
Fair value at June 30, 2023	$954,000

As of January 7, 2022, Initial Measurement, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.51 per warrant for aggregate values of $8,109,000 and $5,865,000, respectively.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. Following the detachment of the warrants from Units on February 25, 2022, the Public Warrants were transferred from Level 3 to Level 1.

As of June 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.06 and $0.07 per warrant for aggregate values of $954,000 and $805,000, respectively

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below or within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Redemption of Class A ordinary shares subject to redemption

In connection with the Meeting (see Note 1), shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. Following the redemptions and the Conversion, there are 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and the Sponsor holds approximately 54% of the issued and outstanding ordinary shares. On July 17, 2023, the Company paid an aggregate amount of $200,917,798 to the aforementioned redeeming shareholders for the 18,785,585 Class A ordinary shares redeemed on June 30, 2023 which included interest earned through July 13, 2023, the date the redemption was processed.

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

We have until April 7, 2024 (or such earlier date as determined by the board of directors) to complete a business combination (the “Combination Period”). If we have not completed a business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a business combination within the Combination Period.

On May 23, 2023, our Sponsor entered into the Purchase Agreement with the Cartica Funds and Namaste. Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in our Sponsor, which combined interests will entitle Namaste to receive, in the aggregate, 3,490,949 of our Class B ordinary shares. In connection with the Transfer, we terminated the Forward Purchase Agreement, amended the administrative support agreement  (the “Amended Administrative Support Agreement”), and experienced a change in our board of directors, as more fully described within Note 1 of our Notes to our condensed financial statements. As a result of the change in majority ownership of the Sponsor, we shifted to a more US and global based strategy in our search for a business combination partner.

On June 16, 2023 and June 26, 2023, the Company entered into certain Non-Redemption Agreements with the Holders in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,850,000 Public Shares held by the Holders, in connection with the extraordinary general meeting in lieu of an annual meeting (the “Meeting”). In consideration of the foregoing agreement, the Company shall issue to the Holders an aggregate of 962,500 Class A ordinary shares substantially concurrently with or immediately after, the closing of an initial business combination. The Holders will be entitled to the same registration rights set forth in that certain Registration and Shareholder Rights Agreement, dated as of January 4, 2022, among Cartica Acquisition Partners, LLC, the Company and the other parties thereto, in respect of all the New Shares held by the Holders. The Company may enter into additional non-redemption agreements with unaffiliated third parties on substantially the same terms as the Non-Redemption Agreements.

On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the Sponsor, upon the conversion (the “Founder Conversion”) of an equal number of the Company’s Class B ordinary shares, held by the Sponsor. The Class A Ordinary Shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company's initial public offering.

On June 30, 2023, we held the Meeting pursuant to which our shareholders approved extending the date by which the Company had to complete a business combination from July 7, 2023 to April 7, 2024 (or such earlier date as detrmined by the Company’s board of directors”). In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 18,785,585 Class A ordinary shares. As a result, an aggregate of $200.9 million from the Trust Account (or approximately $10.69 per share) was released from the Trust Account to pay such shareholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through June 30, 2023 were organizational activities, the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $3,021,243, which consists of interest income on marketable securities held in the Trust Account of $2,914,130, change in fair value of warrant liabilities of $548,000 and other income attributable to derecognition of deferred underwriting fee allocated to offering costs of $214,220, offset by operating and formation costs of $655,107.

For the three months ended June 30, 2022, we had a net income of $2,400,416, which consists of change in fair value of warrant liabilities of $2,659,440 and interest income on marketable securities held in the Trust Account of $144,513, offset by operating costs of $403,537.

For the six months ended June 30, 2023, we had a net income of $5,085,516, which consists of interest income on marketable securities held in the Trust Account of $5,473,593, change in fair value of warrant liabilities of $548,000 and other income attributable to derecognition of deferred underwriting fee allocated to offering costs of $214,220, offset by operating and formation costs of $1,150,297.

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

For the six months ended June 30, 2023, cash used in operating activities was $870,139. Net income of $5,085,516 was affected by interest earned on marketable securities held in the Trust Account of $5,473,593, change in fair value of warrant liabilities of $548,000 and other income attributable to derecognition of deferred underwriting fee allocated to offering costs of $214,220. Changes in operating assets and liabilities provided $280,158 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $2,156,034. Net income of $9,050,784 was affected by interest earned on marketable securities held in the Trust Account of $271,557, transaction costs of $378,343 and change in fair value of warrant liabilities of $10,527,000. Changes in operating assets and liabilities used $786,604 of cash for operating activities.

As of June 30, 2023, we had cash and marketable securities held in the Trust Account of $245,587,224 (including $8,687,224 of interest income) consisting of money market securities with an average maturity less than 90 days. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $211,340. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, we had no outstanding borrowings under the Working Capital Loans.

Going Concern

We have until April 7, 2024 (or such earlier date as determined by the Company’s board), to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by April 7, 2024. If an initial Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through April 7, 2024 or through twelve months from the issuance of this report. Management has determined that the liquidity condition through 12 months from the issuance of this report and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 7, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

On January 4, 2022, we entered into an agreement to pay our Sponsor an aggregate $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, we paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or our liquidation, we will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the Sponsor entered into the Amended Administrative Support Agreement, pursuant to which the Company has ceased to pay the Sponsor for  (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company's Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and six months ended June 30, 2023, the Company incurred $65,333 and $220,333 in fees for these services, respectively. For the three and six months ended June 30, 2022, we incurred $155,000 and $621,500 in fees for these services and paid $155,000 and $859,500 of fees for these services, respectively.

We granted the underwriters a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of January 7, 2022, the over-allotment was fully exercised.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate (which included an additional $600,000 received pursuant to the full exercise of the over-allotment option), which was paid at closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate (which included an additional $1,050,000 received pursuant to the full exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 14, 2023, the underwriter terminated its association with us and waived any fees and compensation in connection with such association, including its entitlement to the payment of any deferred compensation in connection with its role as our underwriter in our initial public offering.

We entered into a forward purchase agreement with the Cartica Funds, pursuant to which the Cartica Funds agreed to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial Business Combination, subject to approval at such time by the Cartica Management investment committee. On October 13, 2022, we were advised by Cartica Management that the Cartica Funds will be liquidated in the first half of 2023. On March 14, 2023, we received a written notice from Cartica Management advising us that the investment committee of Cartica Management has determined that it will not approve the purchase of any forward purchase shares and therefore the Cartica Funds will not purchase any of the Forward Purchase Shares in connection with the initial Business Combination or otherwise. As a result, we may lack sufficient funds to consummate the initial Business Combination. On May 23, 2023, in connection with the Transfer, the Company and Cartica Funds entered into an agreement to terminate the Company and Cartica Funds rights and obligations under Forward Purchase Agreement.

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

As of June 30, 2023 and December 31, 2022, we had 27,400,000 warrants issued and outstanding.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income pro rata to both redeemable and non-redeemable Class A ordinary shares and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of our company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this report on that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023 and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 15, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial business combination to be consummated with us, we may not be able to consummate a business combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a business combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.64 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022.

On June 29, 2023, we issued an aggregate of 4,750,000 Class A ordinary shares to the sponsor, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor in the Founder Conversion. The 4,750,000 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the initial public offering. Following the Founder Conversion and the redemptions in connection with the Extension, there were 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding. As a result of the Founder Conversion and the redemptions in connection with the Extension, the sponsor held 54% of the outstanding ordinary shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 30, 2023, we held an extraordinary general meeting in lieu of an annual meeting and approved, among other things, the Extension, which extended the date by which we must consummate a business combination from July 7, 2023 (which was 18 months from the closing of the initial public offering) to April 7, 2024 (or such earlier date as determined by the board). In connection with the Extension, shareholders holding 18,785,585 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $200.9 million, or approximately $10.69 per share to redeeming shareholders on July 17, 2023.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

(d) Maximum number
			(c) Total number of	(or approximate dollar
	(a) Total		shares (or units)	value) of shares (or
	number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share (or	publicly announced	purchased under the
Period	purchased	unit)	plans or programs	plans or programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	18,785,585	$10.69	—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
3.1(5)	Amendment to Amended and Restated Memorandum and Articles of Association.
10.1(1)	Amendment to the Administrative Support Agreement, dated May 23, 2023, by and between the Company and the Sponsor.
10.2(1)	Termination Agreement, dated May 23, 2023, by and among the Company and Cartica Funds
10.3(3)	Form of Non-Redemption Agreement.
10.4(4)	Form of Non-Redemption Agreement.
99.1(2)	Press Release.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2023.
(2)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2023.
(3)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2023.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2023.
(5)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTICA ACQUISITION CORP

Date: August 17, 2023	By:	/s/ Suresh Guduru
	Name:	Suresh Guduru
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2023	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Executive Officer)