Form 10-Q
period 2023-09-30
Cartica Acquisition Corp
filed 2023-11-14
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 13, 2023, there were 8,964,415 Class A ordinary shares, par value $0.0001 per share, and 1,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$21,345	$1,081,479
Prepaid expenses	207,534	338,111
Total Current Assets	228,879	1,419,590

Cash and marketable securities held in Trust Account	45,697,836	240,113,631
Total Assets	$45,926,715	$241,533,221

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued expenses	$223,679	$103,031
Promissory note – related party	100,000	—
Total Current Liabilities	323,679	103,031

Warrant liabilities	1,529,000	2,077,000
Deferred underwriting fee payable	—	8,050,000
Total Liabilities	1,852,679	10,230,031

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 4,214,415 and 23,000,000 shares at redemption value of $10.84 and $10.44 as of September 30, 2023 and December 31, 2022, respectively	45,697,836	240,113,631

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,750,000 issued and outstanding (excluding 4,214,415 and 23,000,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022 , respectively	475	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1,000,000 and 5,750,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	100	575
Additional paid-in capital	3,893,240	—
Accumulated deficit	(5,517,615)	(8,811,016)
Total Shareholders’ Deficit	(1,623,800)	(8,810,441)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$45,926,715	$241,533,221

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating and formation costs	$261,062	$437,753	$1,411,359	$1,807,183
Loss from operations	(261,062)	(437,753)	(1,411,359)	(1,807,183)

Other income:
Interest earned on cash and marketable securities held in Trust Account	1,028,410	1,389,326	6,502,003	1,660,883
Change in fair value of warrant liabilities	—	(981,000)	548,000	9,546,000
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	—	—	214,220	—
Transaction costs incurred in connection with the IPO	—	—	—	(378,343)
Other income, net	1,028,410	408,326	7,264,223	10,828,540

Net income (loss)	$767,348	$(29,427)	$5,852,864	$9,021,357

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,435,664	23,000,000	19,457,257	22,410,256

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$—	$0.25	$0.32

Basic and diluted weighted average shares outstanding, Class B ordinary shares	1,000,000	5,750,000	4,131,868	5,730,769

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$—	$0.25	$0.32

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED September 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—	$—	5,750,000	$575	$—	$(8,811,016)	$(8,810,441)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,559,463)	(2,559,463)

Net income	—	—	—	—	—	2,064,273	2,064,273

Balance – March 31, 2023	—	—	5,750,000	575	—	(9,306,206)	(9,305,631)

Conversion of Class B ordinary shares to Class A Ordinary Shares - Non- redeemable	4,750,000	475	(4,750,000)	(475)	—	—	—

Waiver of deferred underwriting fee	—	—	—	—	7,835,780	—	7,835,780

Capital Contribution by Sponsor for issuance of Non-Redemption agreements to Stockholders	—	—	—	—	158,139	—	158,139

Stockholder non-redemption agreements	—	—	—	—	(158,139)	—	(158,139)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(2,914,130)	—	(2,914,130)

Net income	—	—	—	—	—	3,021,243	3,021,243

Balance – June 30, 2023	4,750,000	$475	1,000,000	$100	$4,921,650	$(6,284,963)	$(1,362,738)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,028,410)	—	(1,028,410)
Net income	—	—	—	—	—	767,348	767,348

Balance – September 30, 2023	4,750,000	$475	1,000,000	$100	$3,893,240	$(5,517,615)	$(1,623,800)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	—	$—	5,750,000	$575	$24,425	$(268,389)	$(243,389)

Contribution in excess of fair value of Private Placement Warrants	—	—	—	—	7,791,000	—	7,791,000

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(7,815,425)	(17,893,362)	(25,708,787)

Net income	—	—	—	—	—	6,650,368	6,650,368

Balance – March 31, 2022	—	—	5,750,000	575	—	(11,511,383)	(11,510,808)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(244,513)	(244,513)

Net income	—	—	—	—	—	2,400,416	2,400,416

Balance – June 30, 2022	—	—	5,750,000	575	—	(9,355,480)	(9,354,905)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,389,326)	(1,389,326)

Net loss	—	—	—	—	—	(29,427)	(29,427)

Balance – September 30, 2022	—	$—	5,750,000	$575	$—	$(10,774,233)	$(10,773,658)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,852,864	$9,021,357
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(6,502,003)	(1,660,883)
Change in fair value of warrant liabilities	(548,000)	(9,546,000)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	(214,220)	—
Transaction costs incurred in connection with the IPO	—	378,343
Changes in operating assets and liabilities:
Prepaid expenses, current portion	130,577	(514,469)
Prepaid expenses, non-current portion	—	(5,446)
Accrued expenses	120,648	(61,856)
Net cash used in operating activities	(1,160,134)	(2,388,954)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(236,900,000)
Cash withdrawn from Trust Account in connection with redemption	200,917,798	—
Net cash provided by (used in) investing activities	200,917,798	(236,900,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placements Warrants	—	15,900,000
Proceeds from promissory note – related party	100,000	—
Redemption of Class A ordinary shares subject to redemption	(200,917,798)	—
Repayment of promissory note – related party	—	(244,225)
Payment of other offering costs	—	(378,095)
Net cash (used in) provided by financing activities	(200,817,798)	240,677,680

Net Change in Cash	(1,060,134)	1,388,726
Cash – Beginning of period	1,081,479	965
Cash – End of period	$21,345	$1,389,691

Non-cash investing and financing activities:
Offering costs included in accounts payable	$—	$11,880
Remeasurement of Class A ordinary shares to redemption amount	$6,502,003	$27,342,626
Deferred underwriting fee payable	$—	$8,050,000
Waived deferred underwriting discount	$7,835,780	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 15,900,000 warrants (the “Private Placement Warrants”) to Cartica Acquisition Partners, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company (except as described in the registration statement for the Company’s IPO (the “Registration Statement”)); (ii) may not (and the Class A ordinary shares issuable upon exercise of such warrants may not) be transferred, assigned or sold by the holders thereof until 30 days after the completion of the Company’s Business Combination (subject to certain exceptions described in the Registration Statement); (iii) may be exercised by the holders thereof on a cashless basis; and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs amounted to $13,295,086 consisting of $12,650,000 of underwriting discount and $645,086 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the stock exchange that the Company will list its securities on will require that the Company’s Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully. At the closing of the IPO, an amount equal to at least $10.30 per Unit sold in the IPO, including proceeds from the sale of the Private Placement Warrants, were deposited in a trust account (the “Trust Account”), located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) Company’s liquidation. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company intends to, on or prior to the 24-month anniversary of the effective date of the registration statement related to the IPO, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

and thereafter to hold all funds in the Trust Account in cash items until the earlier of consummation of its Business Combination or liquidation.

The Company will provide the holders of its issued and outstanding Class A ordinary shares sold as part of the units in its IPO (whether they are purchased in such offering or thereafter in the open market) (the “Public Shares”) (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares, upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. For the avoidance of doubt, the Public Shares exclude the Class A ordinary shares held by the Sponsor after the Conversion, as defined below. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.30 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares have been issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be allocated the proceeds as determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Although redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and have been classified as such on the balance sheet until such date that a redemption event takes place.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

On June 30, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting and approved an extension to the date by which the Company must consummate a Business Combination from July 7, 2023 (which was 18 months from the closing of IPO) to April 7, 2024 (or such earlier date as determined by the board) (the “Combination Period”). If the Company has not consummated a Business Combination within the Combination Period, the Company will redeem 100% of the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions.

The Sponsor and the Company’s directors and officers have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its Business Combination or to redeem 100% of the Public Shares if the Company does not complete its Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre- Business Combination activity.

The Company will have until April 7, 2024 (or such earlier date as determined by the Company’s board) to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On May 23, 2023, the Sponsor entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the Cartica Investors, LP and Cartica Investors II, LP (together, the “Cartica Funds”) and Namaste Universe Sponsor LLC, a Delaware limited liability company (“Namaste”). Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in the Sponsor, which combined interests will entitle Namaste to receive, in the aggregate, 3,490,949 Class B ordinary shares, par value $0.0001 per share and 15,900,000 private placement warrants (the transaction, the “Transfer”). In connection with the Transfer, the Company terminated the Forward Purchase Agreement, amended the administrative support agreement (see Note 5), and experienced a change in its board of directors, as more fully described below within these financial statements.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Rana Gujral, Kyle Ingvald Parent and Kishore Kondragunta are each an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the Sponsor, upon the conversion (the “Conversion”) of an equal number of the Company’s Class B ordinary shares, par value $0.0001 per share, held by the Sponsor. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the prospectus for the Company's IPO.

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

In connection with the Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following the redemptions and the Conversion, there are 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and the Sponsor holds approximately 54% of the issued and outstanding ordinary shares. On July 17, 2023, the Company paid an aggregate amount of $200,917,798 from the Trust Account to the aforementioned redeeming shareholders for the 18,785,585 Class A ordinary shares redeemed on June 30, 2023 which included interest earned through July 13, 2023, the date the redemption was processed (see Note 2).

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $21,345 in its operating bank accounts and working capital of $94,800, when accounting for the Company’s ability to use interest income to pay towards tax liabilities, if any.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

In August 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Second Promissory Note”). As of September 30, 2023, $100,000 was outstanding on the Second Promissory Note and an aggregate of $200,000 may be borrowed under this note. On November 8, 2023, the Company borrorwed an additional $50,000 under the Second Promissory Note.

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

The Company has until April 7, 2024 (or such earlier date as determined by the Company’s board) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by April 7, 2024. If a Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through April 7, 2024 or through twelve months from the filing of this report. Management of the Company has determined that the liquidity condition through 12 months from the filing of this report and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 7, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At September 30, 2023, substantially all of the assets in the Trust Account were held in a money market fund that invests in U.S. Treasury securities. At December 31, 2022, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On April 14, 2023, J.P. Morgan Securities LLC (“J.P. Morgan”), the underwriter for the IPO of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as underwriter in the Company's IPO. As a result, the Company recognized $214,220 of other income on the Company’s condensed statements of operations attributable to the derecognition of deferred underwriting fees allocated to offering costs and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2023

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO have been issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity have been allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of the events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

In connection with the Meeting (see Note 1), shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following the redemptions and the Conversion, there

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

As of September 30, 2023 and December 31, 2022, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,865,000)
Class A ordinary shares issuance costs	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	28,895,374
Class A ordinary shares subject to possible redemption as of December 31, 2022	240,113,631
Less:
Due to Shareholders for redemption of 18,785,585 Class A ordinary shares subject to possible redemption	(200,917,798)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	6,502,003
Class A ordinary shares subject to possible redemption as of September 30, 2023	$45,697,836

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares are excluded from the income (loss) per ordinary shares as the redemption value approximates fair value.

The Company calculates its earnings per share by allocating net income (loss) pro rata to its Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (losses) of the Company.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023			2022
	Class A
	Redeemable		Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$710,235	—	$57,113	$(23,434)	$(5,993)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	12,435,664	—	1,000,000	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.06	—	$0.06	$(0.00)	$(0.00)

	For the Nine Months Ended September 30,
	2023			2022
	Class A
	Redeemable		Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$4,827,677	—	$1,025,187	$7,184,206	$1,837,151
Denominator:
Basic and diluted weighted average ordinary shares outstanding	19,457,257	—	4,131,868	22,410,256	5,730,769
Basic and diluted net income per ordinary share	$0.25	—	$0.25	$0.32	$0.32

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Public Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share warrant redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share warrant redemption trigger price described below under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrants cannot be exercised until 30 days after the completion of the Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2023

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

The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

SEPTEMBER 30, 2023

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

The Private Placement Warrants are non-redeemable (except as described in Note 3 under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 and is Less Than $18.00”) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If they are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants included in the Units being sold in the IPO.

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

The Sponsor and the Company’s directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares until the earlier to occur of (i) One year after the completion of a Business Combination or (ii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, the Founder Shares will be released from the lockup. In addition, the Sponsor has agreed that its Founder Shares are subject to vesting as follows: 50% upon the completion of a Business Combination and 25% each on the attainment and maintenance of certain shareholder return targets based on share trading prices and any dividends paid. Certain events could trigger immediate vesting under certain circumstances. Sponsor Founder Shares that do not vest within an eight-year period from the closing of the Business Combination will be cancelled and forfeited by the Sponsor.

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

Promissory Note — Related Party

On February 9, 2021, the Company issued a promissory note (the “First Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the First Promissory Note was paid in full by the Company. As of September 30, 2023 and December 31, 2022, no additional amount may be borrowed under this note.

In August 2023, the Company issued the Second Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 26, 2023, the Company borrowed $100,000 under the Second Promissory Note. The Second Promissory Note is non-interest bearing and payable on the earlier of: (i) the date of the Company’s liquidation or (ii) the date on which Company consummates its Business Combination. As of September 30, 2023, $100,000 was outstanding on the Second Promissory note and an aggregate of $200,000 may be borrowed under this note.

Loans – Related parties

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding-.

Administrative Support Agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the Sponsor entered into an amendment to the administrative support agreement  (the “Amended Administrative Support Agreement”), pursuant to which the Company has ceased to pay the Sponsor for  (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and nine months ended September 30, 2023, the Company incurred and paid $50,000 and $270,333 in fees for these services, respectively. For the three and nine months ended September 30, 2022, the Company incurred $155,000 and $776,500 in fees for these services and paid $155,000 and $1,014,500 of fees for these services, respectively.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Anchor Investors

Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management purchased an aggregate of 1,980,000, or 9.9%, of the Units in the IPO (excluding the Units issued pursuant to the full exercise of the underwriters’ over-allotment option), at the public offering price of $10.00 per Unit for an aggregate amount of $19,800,000.

Non-redemption Agreements

On June 16, 2023 and June 26, 2023, the Company entered into certain non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated institutional investors (the “Holders”) in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,850,000 Class A ordinary shares, par value $0.0001 per share held by the Holders, in connection with the Meeting. In consideration of the foregoing agreement, the Company shall issue to the Holders an aggregate of 962,500 Class A ordinary shares (the “New Shares”) substantially concurrently with or immediately after, the closing of a Business Combination. The Holders will be entitled to the same registration rights set forth in that certain Registration and Shareholder Rights Agreement, dated as of January 4, 2022, among Cartica Acquisition Partners, LLC, the Company and the other parties thereto, in respect of all the New Shares held by the Holders.

The Company estimated the aggregate fair value of the 962,500 Class A ordinary shares attributable to the non-redeeming shareholders to be $158,139 or $0.1643 per share. The excess of the fair value of the Class A ordinary shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, it was recognized by the Company as a capital contribution by the Sponsor to induce them not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

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

The underwriters received a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate (which included an additional $600,000 received pursuant to the full exercise of the over-allotment option), which was paid at closing of the IPO. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate (which included an additional $1,050,000 received pursuant to the full exercise of the over-allotment option). The deferred fee would have been payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

On April 14, 2023, J.P. Morgan, the underwriter for the IPO of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $214,220 of other income on the Company’s condensed statements of operations attributable to the derecognition of deferred underwriting fees allocated to offering costs in the accompanying condensed statements of operations and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed statements of changes in shareholders’ deficit.

Forward Purchase Agreement

The Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Cartica Funds, pursuant to which the Cartica Funds agreed to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share (the “Forward Purchase Shares”), or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of the Company’s Business Combination, subject to approval at such time by the Cartica Management investment committee. Under the Forward Purchase Agreement, the forward purchase investors (i) must vote any Class A ordinary shares owned by them at the time of any shareholder vote to approve a proposed business combination in favor of such proposed business combination, and (ii) would be entitled to registration rights with respect to the Forward Purchase Shares and any other Class A ordinary shares acquired by the forward purchase investors, including any acquired subsequent to the completion of the Business Combination. The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the sellers in the Company’s Business Combination, expenses in connection with the Company’s Business Combination or for working capital in the post-business combination company. These purchases would be required to be made regardless of whether any Class A ordinary shares are redeemed by the Company’s public shareholders. The Forward Purchase Shares would be issued only in connection with the closing of the Business Combination.

On October 13, 2022, the Company was advised by Cartica Management that the Cartica Funds will be liquidated in the first half of 2023 (the “Liquidation”).

On March 14, 2023, the Company received a written notice from Cartica Management advising the Company that the investment committee of Cartica Management had determined that it would not approve the purchase of any Forward Purchase Shares and therefore the Cartica Funds would not purchase any of the Forward Purchase Shares in connection with the Business Combination or otherwise. On May 23, 2023, in connection with the Transfer, the Company and Cartica Funds entered into an agreement to terminate the rights and obligations of the Company and the Cartica Funds under Forward Purchase Agreement. As a result, the Company may lack sufficient funds to consummate the Business Combination.

Service Provider Agreements

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

On June 13, 2023, the Company and the Sponsor entered into an agreement with a service provider whereby upon approval of the Extension, which occurred on June 30, 2023, $100,000 was due and payable to the service provider. In addition, upon the consummation of the Company's Business Combination the service provider will earn and receive an additional $100,000 cash payment from the Company and acquire 50,000 Founder Shares from the Sponsor at $0.003 per share, the original purchase price of such shares. The aggregate fair value of the Founder Shares as of June 30, 2023, the date the shareholders approved the Extension, was $8,215 or $0.1643 per Founder Share. During the nine-month period ended September 30, 2023, the Company recognized $100,000 of fees payable which is included in accrued expenses on the Company’s unaudited condensed balance sheets.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2023, in connection with the Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares (see Note 1). At September 30, 2023 and December 31, 2022, there were 4,750,000 and no Class A ordinary shares issued or outstanding (excluding 4,214,415 and 23,000,000 shares subject to redemption), respectively.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the Sponsor, upon the Conversion of an equal number of the Company's Class B ordinary shares, held by the Sponsor (see Note 1). The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the prospectus for the Company’s IPO.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s Business Combination.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2023	2022
Assets:
Cash and Marketable securities held in Trust Account	1	$45,697,836	$240,113,631
Liabilities:
Warrant liabilities – Public Warrants	2	$575,000	$805,000
Warrant liabilities – Private Placement Warrants	3	954,000	1,272,000

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Cash and Marketable Securities Held in Trust Account

As of September 30, 2023, the investment in the Company’s Trust Account consisted of $0 in cash and $45,697,836 in money market funds that invest in U.S. Treasury Securities. As of December 31, 2022, the investment in the Company's Trust Account consisted of $163 in cash and $240,107,374 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2023 and December 31, 2022 are as follows:

	Carrying	Gross	Gross
	Value/Amortized	Unrealized	Unrealized
As of September 30, 2023	Cost	Gains	Losses	Fair Value
Marketable securities held in Trust Account	$45,697,836	$—	$—	$45,697,836

	Carrying	Gross	Gross
	Value/Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
Marketable securities held in Trust Account	$240,113,631	$—	$(6,094)	$240,107,374

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

As of September 30, 2023 and December 31, 2022, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an estimate of the probability of a successful business combination. The inputs used in the Monte Carlo analysis included expected market volatility, expected risk-free interest rate and expected life of the Public Warrants. The Company estimated the selected market volatility following a successful business combination by considering the five‐year historical volatility of the NASDAQ 100 Tech Sector index. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful business combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company compared the estimated fair value of the Public Warrants following a successful business combination to the current trading price of the Public Warrants to calculate an estimate of the probability of a successful business combination. The Company then applied a Black-Scholes formula and the calculated probability of a successful business combination to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants at initial measurement

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

were the same as those used in the Public Warrant analysis. The fair value of the Public Warrants on September 30, 2023 and December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model and Black-Scholes Merton formula for the Public and Private Placement Warrants were as follows at initial measurement:

January 7,
Input	2022
Risk-free interest rate	1.64%
Expected term (years)	6.50
Expected volatility	7.2%
Exercise price	$11.50
Stock price of Class A ordinary share	$9.83

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
Input	2023	2022
Risk-free interest rate	4.60%	3.99%
Expected term (years)	5.52	5.51
Expected volatility	32.3%	25.4%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$10.77	$10.37

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2022	$1,272,000
Change in fair value	—
Fair value at March 31, 2023	1,272,000
Change in fair value	(318,000)
Fair value at June 30, 2023	954,000
Change in fair value	—
Fair value at September 30, 2023	$954,000

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

As of September 30, 2023, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.06 and $0.05 per warrant for aggregate values of $954,000 and $575,000, respectively.

As December 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.08 and $0.07 per warrant for aggregate values of $1,272,000 and $805,000, respectively.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as disclosed within these condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 15,900,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000.

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

Our management has broad discretion with respect to the specific application of the net proceeds of our IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating our Business Combination.

We have until April 7, 2024 (or such earlier date as determined by the board of directors) to complete a Business Combination. If we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On May 23, 2023, our Sponsor entered into the Purchase Agreement with the Cartica Funds and Namaste. Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in our Sponsor, which combined interests will entitle Namaste to receive, in the aggregate, 3,490,949 of our Class B ordinary shares. In connection with the Transfer, we terminated the Forward Purchase Agreement, amended the administrative support agreement  (the “Amended Administrative Support Agreement”), and experienced a change in our board of directors, as more fully described within Note 1 to our condensed financial statements. As a result of the change in majority ownership of the Sponsor, we shifted to a more US and global based strategy in our search for a business combination partner.

On June 16, 2023 and June 26, 2023, the Company entered into certain Non-Redemption Agreements with the Holders in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,850,000 Public Shares held by the Holders, in connection with the Meeting. In consideration of the foregoing agreement, the Company shall issue to the Holders an aggregate of 962,500 Class A ordinary shares substantially concurrently with or immediately after, the closing of a Business Combination. The Holders will be entitled to the same registration rights set forth in that certain Registration and Shareholder Rights Agreement, dated as of January 4, 2022, among Cartica Acquisition Partners, LLC, the Company and the other parties thereto, in respect of all the New Shares held by the Holders. The Company may enter into additional non-redemption agreements with unaffiliated third parties on substantially the same terms as the Non-Redemption Agreements.

On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the Sponsor, upon the conversion of an equal number of the Company’s Class B ordinary shares, held by the Sponsor. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the prospectus for the Company’s IPO.

On June 30, 2023, we held the Meeting pursuant to which our shareholders approved extending the date by which the Company had to complete a Business Combination from July 7, 2023 to April 7, 2024 (or such earlier date as determined by the Company’s board of directors). In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 18,785,585 Class A ordinary shares. As a result, an aggregate of approximately $200.9 million from the Trust Account (or approximately $10.69 per share) was released from the Trust Account to pay such shareholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through September 30, 2023 were organizational activities, the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $767,348, which consists of interest income on marketable securities held in the Trust Account of $1,028,410, offset by operating and formation costs of $261,062.

For the three months ended September 30, 2022, we had a net loss of $29,427, which consists of change in fair value of warrant liabilities of $981,000 and operating and formation costs of $437,753, offset by interest income on marketable securities held in the Trust Account of $1,389,326.

For the nine months ended September 30, 2023, we had a net income of $5,852,864, which consists of interest income on marketable securities held in the Trust Account of $6,502,003, change in fair value of warrant liabilities of $548,000 and other income attributable to derecognition of deferred underwriting fee allocated to offering costs of $214,220, offset by operating and formation costs of $1,411,359.

For the nine months ended September 30, 2022, we had a net income of $9,021,357, which consists of change in fair value of warrant liabilities of $9,546,000 and interest income on marketable securities held in the Trust Account of $1,660,883, offset by operating and formation costs of $1,807,183 and transaction costs of $378,343.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the current conflicts in Ukraine and Israel. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination.

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

In August 2023, we issued a promissory note to our Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000. As of September 30, 2023, $100,000 was outstanding and an aggregate of $200,000 may be borrowed under this note. On November 8, 2023 we borrowed an additional $50,000 under this note.

For the nine months ended September 30, 2023, cash used in operating activities was $1,160,134. Net income of $5,852,864 was affected by interest earned on marketable securities held in the Trust Account of $6,502,003, change in fair value of warrant liabilities of $548,000 and other income attributable to derecognition of deferred underwriting fee allocated to offering costs of $214,220. Changes in operating assets and liabilities provided $251,225 of cash for operating activities.

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

As of September 30, 2023, we had cash and marketable securities held in the Trust Account of $45,697,836 (including $2,289,362 of interest income) consisting of money market securities with an average maturity less than 90 days. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $21,345. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, we had no outstanding borrowings under the Working Capital Loans.

Going Concern

We have until April 7, 2024 (or such earlier date as determined by the Company’s board), to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by April 7, 2024. If a Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through April 7, 2024 or through twelve months from the issuance of this report. Management has determined that the liquidity condition through 12 months from the issuance of this report and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 7, 2024.

Contractual Obligations

On January 4, 2022, we entered into an agreement to pay our Sponsor an aggregate $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor was expected to source principally from Cartica Management. In addition, at the closing of the IPO, we paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or our liquidation, we will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice).

On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the Sponsor entered into the Amended Administrative Support Agreement, pursuant to which the Company has ceased to pay the Sponsor for  (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and nine months ended September 30, 2023, the Company incurred $50,000 and $270,333 in fees for these services, respectively. For the three and nine months ended September 30, 2022, we incurred $155,000 and $776,500 in fees for these services and paid $155,000 and $1,014,500 of fees for these services, respectively.

We granted the underwriters a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of January 7, 2022, the over-allotment was fully exercised.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate (which included an additional $600,000 received pursuant to the full exercise of the over-allotment option), which was paid at closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate (which included an additional $1,050,000 received pursuant to the full exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 14, 2023, the underwriter terminated its association with us and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as our underwriter in our IPO.

We entered into a forward purchase agreement with the Cartica Funds, pursuant to which the Cartica Funds agreed to subscribe for an aggregate of up to 3,000,000 forward purchase shares for $10.00 per share, or up to $30,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our Business Combination, subject to approval at such time by the Cartica Management investment committee. On October 13, 2022, we were advised by Cartica Management that the Cartica Funds will be liquidated in the first half of 2023. On March 14, 2023, we received a written notice from Cartica Management advising us that the investment committee of Cartica Management had determined that it would not approve the purchase of any forward purchase shares and therefore the Cartica Funds would not purchase any of the Forward Purchase Shares in connection with the Business Combination or otherwise. As a result, we may lack sufficient funds to consummate the Business Combination. On May 23, 2023, in connection with the Transfer, the Company and Cartica Funds entered into an agreement to terminate the rights and obligations of the Company and the Cartica Funds under Forward Purchase Agreement.

In August 2023, the Company issued the Second Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 26, 2023, the Company borrowed $100,000 under the Second Promissory Note. The Second Promissory Note is non-interest bearing and payable on the earlier of: (i) the date of the Company’s liquidation or (ii) the date on which the Company consummates a Business Combination. As of September 30, 2023, $100,000 was outstanding on the Second Promissory note and an aggregate of $200,000 may be borrowed under this note.

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

As of September 30, 2023 and December 31, 2022, we had 27,400,000 warrants issued and outstanding.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (losses) of our Company.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this report on that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Report, other than described below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023 and (iii) Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as filed with the SEC on August 18, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate a Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have received a deficiency notice from Nasdaq notifying us that, as a result of failing to maintain a minimum of 400 public holders of our ordinary shares, we are no longer in compliance with the Nasdaq listing rules. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

We cannot assure you that our securities will continue to be listed on Nasdaq. On September 25, 2023, we received a deficiency notice from Nasdaq notifying us that, as a result of failing to maintain a minimum of 400 public holders of our ordinary shares, we are no longer in compliance with the Nasdaq listing rules. We have engaged a consulting agency to assist us to submit a plan to regain compliance. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the notice to evidence compliance. We plan to regain compliance with Nasdaq listing rules prior to the expiration of the cure period provided by Nasdaq. However, if we do not regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	being subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A Ordinary Shares, units and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our Business Combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a Business Combination and instead be required to liquidate the Company. To avoid that result, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we intend to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in interest-bearing cash items. As a result, we expect to receive less interest on the funds held in the Trust Account, which will likely reduce the dollar amount that our public shareholders would receive upon any redemption or liquidation of the Company.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act.

The SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO Registration Statement, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we intend to, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items until the earlier of consummation of our Business Combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. For so long as the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the risk that we may be considered an unregistered investment company and required to liquidate is greater than that of a SPAC that has elected to liquidate such investments and to hold all funds in its trust account in cash (i.e., in one or more bank accounts). Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-

month anniversary, and instead hold all funds in the Trust Account in cash items, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Note applicable.

Item 5. Other Information.

None.

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

CARTICA ACQUISITION CORP

Date: November 14, 2023	By:	/s/ Suresh Guduru
	Name:	Suresh Guduru
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)