Form 10-K
period 2023-12-31
Cartica Acquisition Corp
filed 2024-04-01
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2023, as reported on the Nasdaq Stock Market was approximately $45.1 million.

As of March 29, 2024, there were 8,964,415 Class A ordinary shares, par value $0.0001 per share and 1,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of an active market for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	the impact on the amount held in the trust account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or management team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules; or
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) business combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;
●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;
●	“board of directors” or “board” are to the board of directors of the Company;
●	“Cartica Funds” are to Cartica Investors, LP and Cartica Investors II, LP, private funds and affiliates of Cartica Management;
●	“Cartica Management” are to Cartica Management, LLC;
●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands, as the same may be amended from time to time;
●	“Combination Period” are to the 25-month period, from the closing of the initial public offering (as defined below) to April 7, 2024 (or such earlier date as determined by the board) that we have to consummate an initial business combination; provided that the Combination Period may be further extended pursuant to an amendment to the amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rules
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;
●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;
●	“Conversion” are to the aggregate of 4,750,000 Class A ordinary shares we issued to our sponsor on June 30, 2023, upon the conversion of an equal number of our Class B ordinary shares held by our sponsor as founder shares (as defined below);
●	“directors” are to our directors;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“forward purchase agreement” are to the agreement providing for the sale of forward purchase shares to the forward purchase investors in a private placement that will close substantially concurrently with the closing of our initial business combination, subject to approval prior to such time by the Cartica Management investment committee;
●	“forward purchase investors” are to the Cartica Funds and any assignees under the Cartica Funds’ forward purchase agreement;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of such Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”), including 4,750,000 Class A ordinary shares converted on a one-for-one basis from 4,750,000 founder shares on June 30, 2023;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 7, 2022;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Nasdaq” are to the Nasdaq Stock Market LLC;
●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;
●	“ordinary resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;
●	“our management” or “our management team” are to our executive officers and directors;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and from time to time thereafter upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in such offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and our management team to the extent our sponsor or members of our management team purchase public shares, provided that the status of our sponsor and each member of our management team as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in such offering or thereafter in the open market);
●	“registration statement” are to the Form S-1 filed with the SEC on November 16, 2021 (File No.333-261094), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“special resolution” are to a resolution of which notice specifying the intention to propose the resolution at a general meeting as a special resolution has been duly given and such resolution is adopted by the affirmative vote of at least a two-thirds (2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;
●	“sponsor” are to Cartica Acquisition Partners, LLC, a Delaware limited liability company;
●	“trust account” are to the trust account in which an amount of $236,900,000 ($10.30 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was initially deposited following the closing of the initial public offering.
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
●	“warrants” are to the public warrants and the private placement warrants, collectively; and
●	“we,” “us,” “Company” or “our Company” are to Cartica Acquisition Corp.

v

PART I

Item 1.Business.

We are a newly organized blank check company, incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to as our initial business combination. We have not selected any business or entity with which to seek a business combination. Although we may pursue a business combination in any industry or geography, we intend to seek a business combination with a technology firm that will benefit from our sponsor’s extensive global investment experience.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Change in Sponsor Ownership and Board

On May 23, 2023, our sponsor entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Cartica Investors, LP and Cartica Investors II, LP (together, the “Cartica Funds”) and Namaste Universe Sponsor LLC, a Delaware limited liability company (“Namaste”). Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in our sponsor, which combined interests entitled Namaste to receive, in the aggregate, 3,490,949 Class B ordinary shares, par value $0.0001 per share and 15,900,000 private placement warrants (the transaction, the “Transfer”).

In connection with the Transfer, on May 23, 2023, Subramanian Ramadorai, Keki M. Mistry, Farida Khambata, Parul Bhandari, Asif Ramji and Steven J. Quamme resigned as directors of our board of directors and Steven J. Quamme resigned as interim Chief Executive Officer. Concurrently with the Transfer, holders of the Company’s Class B ordinary shares elected Suresh Guduru, Suresh Singamsetty, Kishore Kondragunta, Rana Gujral, Kyle Ingvald Parent and John F. Levy as directors of our board of directors. In addition, Kyle Ingvald Parent and Suresh Singamsetty were appointed as Class I directors with a term expiring at our first annual general meeting; John F. Levy and Kishore Kondragunta were appointed as Class II directors with a term expiring at our second annual general meeting; and Rana Gujral and Suresh Guduru were appointed as Class III directors with a term expiring at our third annual general meeting. John F. Levy, Rana Gujral and Kyle Invalid Parent were appointed as members of the board’s audit committee and compensation, nominating and corporate governance committee, with Mr. Levy serving as the Chairman of the audit committee and Mr. Gujral serving as the Chairman of the compensation, nominating and corporate governance committee. Our board determined that John F. Levy, Rana Gujral, Kyle Ingvald Parent and Kishore Kondragunta are each an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our new board of directors appointed Suresh Guduru as Chief Executive Officer of the Company and Chairman of the board.

In connection with the Transfer, on May 23, 2023, we entered into an amendment to the administrative support agreement with our sponsor, pursuant to which we have ceased to pay our sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. On May 23, 2023, we entered into a termination agreement with Cartica Funds to terminate our and Cartica Funds’ rights and obligations under the Forward Purchase Agreement dated January 4, 2022 by and among the parties therein.

Following the Transfer, our management team is led by Suresh Guduru, our Chief Executive Officer, and C. Brian Coad, our Chief Operating Officer and Chief Financial Officer. We have also shifted to a more US and global based strategy in our search for a business combination partner.

We aim to select a business combination partner that can leverage access to the U.S. capital markets to drive its domestic growth and international expansion plans. Further, our business combination partner would be able to use our expertise and benefit from our global network and market knowledge.

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

Extension of our Combination Period

On June 30, 2023, we held an extraordinary general meeting in lieu of an annual meeting where our shareholders approved an extension to the date by which we must consummate a business combination from July 7, 2023 to April 7, 2024 (or such earlier date as determined by the board). If our initial business combination is not consummated by April 7, 2024, then our existence will terminate, and we will distribute all amounts in the trust account. In connection with the meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $200.9 million (approximately $10.70 per share) was removed from our trust account to pay such holders.

On March 5, 2024, we filed a definitive proxy statement with the SEC for an extraordinary general meeting in lieu of an annual meeting of our shareholders. The purpose of the meeting is to consider and vote upon, among other things, a proposal to amend our charter to extend the date by which we must consummate a business combination from April 7, 2024 to January 7, 2025, or such earlier date as determined by our board of directors in its sole discretion (the “Charter Extension”). In connection with the Charter Extension, our sponsor has agreed to contribute to us as a loan (the “Contributions”) an aggregate of $40,000 for each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025 (the “Extension Period”), or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the trust account. Any Contribution is conditioned upon the implementation of the Charter Extension. No Contribution will occur if the Charter Extension is not approved or is not completed. The amount of each Contribution will not bear interest and will be repayable by us to the sponsor or its designees upon consummation of our initial business combination. We will have the sole discretion whether to continue extending for additional months until January 7, 2025. If we opt not to utilize any remaining portion of the Extension Period, then we will liquidate and dissolve promptly in accordance with our charter, and the sponsor’s obligation to make additional Contributions will terminate.

There is no guarantee that the Charter Extension will be approved by our shareholders, and if it is not approved, then if a business combination is not consummated by April 7, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. If the Charter Extension is approved, the public shareholders will be provided the opportunity at that time to redeem all or a portion of their shares (which may likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on the Nasdaq Global Market).

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal shareholders and other impacts on our Company or management team, such as our ability to maintain our listing on Nasdaq.

Founder Share Conversion

On June 30, 2023, we issued an aggregate of 4,750,000 Class A ordinary shares to our sponsor, upon the conversion of an equal number of our Class B ordinary shares held by our sponsor. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination.

Following the Conversion and the redemptions in connection with the shareholders’ meeting, there were 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and our sponsor held approximately 53% of the issued and outstanding Class A ordinary shares.

Nasdaq Deficiency Notice

On September 25, 2023, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to maintain at least 400 total holders for continued listing on The Nasdaq Global Market (the “Minimum Total Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), we had 45 calendar days, or until November 9, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. We submitted a plan of compliance to Nasdaq on November 9, 2023.

Our Business Strategy

Our strategy is to identify and complete a business combination with a suitable business combination partner focused on the technology space. Our focus on technology firms is driven by the extensive investment opportunities available globally. We believe there are numerous potential business combination partners in our target sector that already have early-stage investors and could greatly benefit from gaining access to mature capital markets in the U.S. We believe we understand the growth and profitability profiles of such business combination partners and can connect them with attractive long-term capital providers from deeper, more liquid and more mature international markets.

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

Market Opportunity

We believe that the rapid evolution of technology is creating a broad range of opportunities for disruption through digitization across industries worldwide. Accordingly, over the last five years, technology-based businesses are playing a dominant role in addressing social and economic challenges on a global basis, such as affordable healthcare, creating jobs and skills for the future, providing quality education, improving rural and farming incomes, giving access to high quality financial and non-financial goods, services and solutions, and promoting small businesses, e-governance and environment sustainability.

Although digital technology is a large and growing segment globally, most of the digital companies are young and continue to be privately funded by VC and PE investors. Several of them are at a stage where they are looking for longer-term, more mature capital to continue to grow into the next phase of their evolution. This provides us with significant opportunities for acquisition.

Our Prior Affiliation with Cartica Management

Our sponsor and the Cartica Funds entered into the forward purchase agreement with us and purchased 1,980,000 of the units in our initial public offering. Our sponsor and Cartica Funds were affiliates of Cartica Management, LLC (“Cartica Management”). Based in Washington D.C., Cartica Management was an emerging markets-focused asset management firm, with investments concentrated in small- and mid-cap companies.

On October 13, 2022, we were advised by Cartica Management that the Cartica Funds would be liquidated in the first half of 2023 (the “Liquidation”). On March 14, 2023, we received a written notice from Cartica Management advising us that the investment committee of Cartica Management has determined that it will not approve the purchase of any forward purchase shares and therefore the Cartica Funds will not purchase any of the forward purchase shares in connection with the initial business combination or otherwise. As a result, we may lack sufficient funds to consummate the initial business combination.

On May 23, 2023, in connection with the Transfer, we and Cartica Funds entered into an agreement to terminate the rights and obligations of ours and the Cartica Funds under the forward purchase agreement. As a result, we may lack sufficient funds to consummate the business combination.

Business Combination Criteria

We have identified a set of general criteria and guidelines that we believe are important for analyzing prospective business combination partners, which we set forth below. We use these criteria and guidelines to evaluate initial business combination opportunities, even though we may ultimately decide to enter into a business combination with a partner that does not meet these criteria or guidelines.

●	An innovative, technology-based business. We believe that a large number of innovative young firms have emerged globally and are using technology to capture opportunities across sectors. We will focus on identifying and acquiring one or more such potential business combination partners.
●	Robust unit economics with healthy gross margins. We seek to invest in a business combination partner or partners that, in addition to having a strong business model and sustainable competitive advantages, can also provide profitable growth. The ability to generate robust unit economics and gross margins will be an important consideration.
●	Strong growth trajectory with visible scope for further expansion. We seek business combination partners that have the potential to deliver fast growth with large potential to scale up domestically and, preferably, internationally.
●	$500 million or higher valuation. We focus on potential business combination partners with an equity value of approximately $500 million or higher. We believe that such businesses have an optimum mix of maturity, scale and capacity to grow profitably and sustainably. Moreover, businesses of this size are likely to benefit from long-term capital from the public markets for the next phase of their development.
●	Committed and visionary founders and leadership team. We intend to partner with founders and management teams who have a long-term commitment, a clear vision and the ability to execute their business plans. The management team should be able to leverage the support and guidance of our directors and officers—leaders with proven abilities and extensive networks who can help our partner grow.

●	Able to benefit from being a public company: We seek a business combination partner whose management and shareholders appreciate the opportunity to take their firm public in order to transform it into an independent national- and global-level business. Our partner should be able to take advantage of public market access to pursue future and faster growth (via high return-on-capital projects), build its brand, pursue value-accretive acquisitions, strengthen its balance sheet and incentivize its employees through publicly-traded equity compensation.
●	Culture and Purpose. We seek a business combination partner that has a robust corporate culture and is mission-driven with a distinct purpose. We will consider factors to ensure that the business generates, and with our advice and guidance, will continue to generate significant and positive value and impact for its stakeholders and improvement of industry competitiveness and resilience.
●	Fair valuation with upside potential. Our directors and officers have years of experience conducting rigorous due diligence and making disciplined investment decisions. We will seek business combination partners that can deliver a robust risk-adjusted return profile with substantial upside potential.

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

Our commitment to supporting our business combination partner

We aim to provide the management of our business combination partner with the operational freedom to take a long-term focus on building the business. Our highly experienced board will continue to guide and support our business combination partner with strategic and market advice following a successful combination.

Our ability to act as a bridge between technology companies and the U.S. capital markets

Our directors and officers have several decades of investing and operating experience, skills in public and private company management, an extensive history of dealing with global investors and well-earned public reputations, all of which will serve them well as they engage with the management of high-quality potential business combination partners in the global ecosystem of young firms. Our view is that young technology firms will benefit enormously from their advice, mentorship, and guidance.

Similarly, we believe that the credibility of our directors and officers is attractive to global investors seeking an edge in the identification of breakout technology companies—not only for the quality of their business models and managers, but also for their adherence to standards of governance appropriate for public companies.

As a result, we believe that our directors and officers play a valuable role in introducing exciting, high-growth firms in the technology space to global capital market investors, acting as a credible interlocutor between these two sides.

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

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management team endeavors to evaluate the risks inherent in a particular business combination partner, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Acquisition Process

In evaluating a potential business combination partner, we conduct a comprehensive due diligence review to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management of the business combination partner, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a business combination partner.

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

Our officers and directors directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular business combination partner is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a business combination partner as a condition to any agreement with respect to such business combination.

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

Our amended and restated memorandum and articles of association provide that we renounce, to the maximum extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to business combination partners. As an existing public company, we offer a business combination partner an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the business combination partner may, for example, exchange their shares of stock, shares or other equity interests in the business combination partner for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe business combination partners may find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process may take a significantly longer period of time than the typical business combination transaction process, and there may be significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

Although we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential business combination partners may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination in the amount of approximately $46,305,735 as of December 31, 2023, we offer a business combination partner a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the business combination partner to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from our trust account, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We have engaged or retained various representatives, including investment banks, to identify or locate any suitable business combination partner, to conduct any research or take any measures, directly or indirectly, to locate or contact a business combination partner, other than through our officers and directors. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the business combination partner with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular business combination partner with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a business combination partner may encounter.

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

Evaluation of a Business Combination Partner and Negotiation of Our Initial Business Combination

In evaluating a prospective business combination partner, we conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with the business combination partner’s incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the business combination partner and its industry. We also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular business combination partner, we will proceed to negotiate the terms of the business combination transaction.

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

Limited Ability to Evaluate the Business Combination Partner’s Management Team

Although we closely scrutinize the management of a prospective business combination partner when evaluating the desirability of effecting our initial business combination with that business, our assessment of the business combination partner’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the business combination partner cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular business combination partner.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then- outstanding public shares, subject to the limitations described herein. The initial amount deposited in the trust account was $10.30 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions which the underwriter for our initial public offering has waived. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 7, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of our shareholders by ordinary resolution. In such case, our sponsor and each of our directors and executive officers have agreed to vote their founder shares and public shares (including public shares purchased in open market and privately negotiated transactions) in favor of our initial business combination. Our sponsor currently owns 4,750,000 Class A ordinary shares and 700,000 Class B ordinary shares, representing approximately 54.7% of our total issued and outstanding ordinary shares.  As a result, our sponsor can approve our initial business combination even if none of our public shareholders approve the transaction.  Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 7, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

Tendering share certificates in connection with a tender offer or redemption rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent at least two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will confirm whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a business combination partner, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different business combination partner until April 7, 2024.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated memorandum and articles of association provide that we will have only until April 7, 2024 to consummate an initial business combination. If we have not consummated an initial business combination during such time, we will: (i) cease all operations except for the purpose of winding-up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the period of time provided in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by April 7, 2024 or by such other deadline as may be approved by a vote of our shareholders in connection with which our shareholders will have a right to redeem their public shares (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 7, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

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

Although we seek to have all vendors, service providers, prospective business combination partners and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if our management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by our management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by April 7, 2024, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 7, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by April 7, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a business combination partner for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. In particular, since our incorporation a great number of blank check companies have been formed, have completed their initial public offerings and have begun searching for acquisition targets, and many of these blank check companies are potential competitors of ours in regard to prospective acquisition targets. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger business combination partners will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a business combination partner. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain business combination partners. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a business combination partner has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	We have received a deficiency notice from Nasdaq notifying us that, as a result of failing to maintain a minimum of 400 public holders of our ordinary shares, we are no longer in compliance with the Nasdaq listing rules. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	if our initial business combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination;
●	we may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors;
●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;
●	we may lack sufficient funds to consummate an initial business combination due to the Cartica Funds decision to no longer purchase any of the forward purchase shares in connection with our initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	there is substantial doubt about our ability to continue as a “going concern”;
●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.30 per share;
●	our independent directors have a financial interest in our founder shares, either directly or through our sponsor, and if we do not consummate our initial business combination, the founder shares would be worthless. As a result, our independent directors have a financial interest in consummating an initial business combination, even if our share market price thereafter declines in value and our public shareholders experience losses in connection with their investment. This financial interest may give rise to a potential conflict of interest for our independent directors when considering potential target businesses;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the period of time provided in our amended and restated memorandum and articles of association, our public shareholders may receive only $10.30 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination; and
●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our trust account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal shareholders and other impacts on our Company or management team, such as our ability to maintain our listing on Nasdaq.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, in January 2024, we liquidated the investments held in the Trust Account and instead hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the investment management trust agreement we entered into with Continental in connection with our initial public offering, we are not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period; or (y) with respect to any other provision relating to the rights of our public shareholders or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per public share upon the liquidation of our trust account and our warrants will expire worthless.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) initial public offering registration statement initially filed with the SEC on November 16, 2021, (ii) annual report for the fiscal year ended December 31, 2021 on Form 10-K filed with the SEC on March 28, 2022, (iii) annual report for the fiscal year ended December 31, 2022 on Form 10-K filed with the SEC on March 31, 2023, (iv) quarterly report for the quarter ended March 31, 2022 on Form 10-Q filed with the SEC on May 16, 2022 (v) quarterly report for the quarter ended June 30, 2022 on Form 10-Q filed with the SEC on August 10, 2022, (vi) quarterly report for the quarter ended September 30, 2022 on Form 10-Q filed with the SEC on November 9, 2022, (vii) quarterly report for the quarter ended March 31, 2023 on Form 10-Q filed with the SEC on May 15, 2023, (viii) quarterly report for the quarter ended June 30, 2023 on Form 10-Q filed with the SEC on August 18, 2023, (ix) quarterly report for the quarter ended September 30, 2023 on Form 10-Q filed with the SEC on November 11, 2023, and (x) definitive proxy statement on Schedule 14A as filed with the SEC on Mach 6, 2024. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a business combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management team will report to our board of directors and provide updates on our management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2. Properties.

Our executive offices are located at c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas, New York, NY, and the telephone number is +1 - (212) 370-1300. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

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

For further information on our listing on Nasdaq, see the section titled “Nasdaq Deficient Notice” contained in “Item 1 Business” in this Report.

(b)Holders

As of March 29, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, five holders of record of our Class B ordinary shares, one holder of record of our public warrants and one holder of record of our private placement warrants.

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

On June 30, 2023, we issued an aggregate of 4,750,000 Class A ordinary shares to our sponsor, upon the conversion of an equal number of our Class B ordinary shares held by our sponsor. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination; consequently, the Class A ordinary shares issued in connection with the Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the sponsor pursuant to a letter agreement we entered into with our sponsor, officers and directors.

Following the Conversion and the redemptions in connection with the shareholders’ meeting held in June 2023, there were 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and our sponsor held approximately 53% of the issued and outstanding Class A ordinary shares.

(f)Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. The specific investments in our trust account may change from time to time.

In January 2024, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of the initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We were incorporated in the Cayman Islands on February 3, 2021. We were formed for the purpose of effecting a business combination with one or more businesses.

We have until April 7, 2024 (or such earlier date as determined by the board of directors) to complete a business combination (see March 2024 update below for proposal to amend charter). If we have not completed a business combination within such period of time, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a business combination within the period of time provided in our amended and restated memorandum and articles of association.

Recent Developments

On May 23, 2023, our sponsor entered into the Purchase Agreement with the Cartica Funds and Namaste. Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in our sponsor, which combined interests will entitle Namaste to receive, in the aggregate, 3,490,949 of our Class B ordinary shares. In connection with the Transfer, we terminated the Forward Purchase Agreement, amended the administrative support agreement (the “Amended Administrative Support Agreement”), and experienced a change in our board of directors, as more fully described under the section “Item 1 – Business.” As a result of the change in majority ownership of the sponsor, we shifted to a more US and global based strategy in our search for a business combination partner.

On June 16, 2023 and June 26, 2023, the Company entered into certain non-redemption agreements with the public shareholders in exchange for such shareholders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,850,000 public shares held by such shareholders, in connection with the Meeting. In consideration of the foregoing agreement, the Company shall issue to the non-redeeming shareholders an aggregate of 962,500 Class A ordinary shares (the “New Shares”) substantially concurrently with or immediately after, the closing of a business combination. The non-redeeming shareholders will be entitled to the same registration rights set forth in that certain registration and shareholder rights agreement, dated as of January 4, 2022, among Cartica Acquisition Partners, LLC, the Company and the other parties thereto, in respect of all the New Shares held by the non-redeeming shareholders.

On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the sponsor, upon the conversion of an equal number of the Class B ordinary shares, held by the sponsor. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a business combination.

On June 30, 2023, we held the Meeting pursuant to which our shareholders approved the extension of the date by which the Company has to complete a business combination from July 7, 2023 to April 7, 2024 (or such earlier date as determined by the Company’s board of directors). In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 18,785,585 Class A ordinary shares. As a result, an aggregate of approximately $200.9 million from the trust account (or approximately $10.69 per share) was released from the trust account to pay such shareholders.

In January 2024, the Company instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of the initial business combination or the Company’s liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation. Subsequent to December 31, 2023 the Company has drawn $373,500 under the amended Second Promissory Note.

On March 5, 2024, we filed a definitive proxy statement with the SEC for an extraordinary general meeting in lieu of an annual meeting of our shareholders. The purpose of the meeting is to consider and vote upon, among other things, a proposal to amend our charter to extend the date by which we must consummate a business combination from April 7, 2024 to January 7, 2025, or such earlier date as determined by our board of directors in its sole discretion. In connection with the Charter Extension, our sponsor has agreed to contribute to us as a loan an aggregate of $40,000 for each month during the Extension Period, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the trust account. Any Contribution is conditioned upon the implementation of the Charter Extension. No Contribution will occur if the Charter Extension is not approved or is not completed. The amount of each Contribution will not bear interest and will be repayable by us to the sponsor or its designees upon consummation of our initial business combination. We will have the sole discretion whether to continue extending for additional months until January 7, 2025. If we opt not to utilize any remaining portion of the Extension Period, then we will liquidate and dissolve promptly in accordance with our charter, and the sponsor’s obligation to make additional Contributions will terminate.

There is no guarantee that the Charter Extension will be approved by our shareholders, and if it is not approved, then if a business combination is not consummated by April 7, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. If the Charter Extension is approved, the public shareholders will be provided the opportunity at that time to redeem all or a portion of their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq Global Market.).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through December 31, 2023 were organizational activities, the IPO and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of $6,380,335, which consists of change in fair value of warrant liabilities of $1,096,000, interest income on marketable securities held in the trust account of $7,109,902 and other income attributable to derecognition of deferred underwriting fee allocated to offering costs of $214,220, offset by operating and formation costs of $2,039,787.

For the year ended December 31, 2022, we had a net income of $12,537,322, which consists of change in fair value of warrant liabilities of $11,897,000 and interest income on marketable securities held in the trust account of $3,213,631, offset by operating and formation costs of $2,194,966 and transaction costs of $378,343.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete a business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the current conflicts in Ukraine and Israel. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a business combination.

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

In August 2023, we issued a promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Second Promissory Note”). As of December 31, 2023, $250,000 was outstanding and an aggregate of $50,000 may be borrowed under this note. On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000.

For the year ended December 31, 2023, cash used in operating activities was $1,323,452. Net income of $6,380,335 was affected by interest earned on marketable securities held in the trust account of $7,109,902, change in fair value of warrant liabilities of $1,096,000 and other income attributable to derecognition of deferred underwriting fee allocated to offering costs of $214,220. Changes in operating assets and liabilities provided $716,335 of cash for operating activities.

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

As of December 31, 2023, we had cash and marketable securities held in the trust account of $46,305,735 (including $7,109,902 of interest income) consisting of money market securities with an average maturity less than 90 days. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $8,027. We intend to use the funds held outside the trust account to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of

$1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of December 31, 2023 and 2022, we had no outstanding borrowings under the Working Capital Loans.

Liquidity and Going Concern

We have until April 7, 2024 to consummate a business combination. If a business combination is not consummated by the liquidation date, there may be a mandatory liquidation and subsequent dissolution. Additionally, we don’t have sufficient liquidity to fund the working capital needs of the Company through April 7, 2024 or through twelve months from the issuance of this report. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for the twelve months from the date of issuance of this report. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 7, 2024.

Contractual Obligations

On January 4, 2022, we entered into an agreement to pay our sponsor an aggregate $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor was expected to source principally from Cartica Management. In addition, at the closing of the IPO, we paid the sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a business combination or our liquidation, we would have ceased paying these amounts (in the case of the officer compensation, after 30 days’ notice).

On May 23, 2023, in connection with the Transfer, the Company and the sponsor entered into the Amended Administrative Support Agreement, pursuant to which the Company has ceased to pay the sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the year ended December 31, 2023, the Company incurred $320,333 in fees for these services. For the year ended December 31, 2022, we incurred $931,500 in fees for these services and paid $1,169,500 of fees for these services.

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

In August 2023, the Company issued the Second Promissory Note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 26, 2023, the Company borrowed $100,000 under the Second Promissory Note. On November 28, 2023, the Company borrowed $150,000 under the Second Promissory Note. The Second Promissory Note is non-interest bearing and payable on the earlier of: (i) the date of the Company’s liquidation or (ii) the date on which the Company consummates a business combination. As of December 31, 2023, $250,000 was outstanding on the Second Promissory note and an aggregate of $50,000 may be borrowed under this note.

On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation.

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

We consider an accounting estimate to be critical if (i) the accounting estimate requires to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. We have identified management inputs used in the calculation of Company’s warrant liabilities as critical accounting estimates. There are other items in our financial statements that require estimation but are not deemed to be critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgements, see Note 2– Summary of Significant Accounting Policies in the Notes to the Financial Statements included in this report.

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

As of December 31, 2023 and 2022, we had 27,400,000 warrants issued and outstanding.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s Management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.Financial Statements and Supplementary Data

Reference is made to pages F 1 through F-26 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Suresh Guduru	51	Chief Executive Officer and Chairman of the Board
C. Brian Coad	54	Chief Operating Officer and Chief Financial Officer
Suresh Singamsetty	50	Chief Investment Officer and Director
Kishore Kondragunta	47	Director
Rana Gujral	46	Director
Kyle Ingvald Parent	64	Director
John F. Levy	68	Director

The experience of our directors and executive officers is as follows:

Suresh Guduru, 51, has served as our Chief Executive Officer and Chairman of the Board since May 23, 2023. He has served as the Chief Executive Officer and Chief Technology Officer of Softengg, Inc., a software and technology services company, since September 1998. Since June 2021, he has served as Chief Executive Officer and Chairman of Namaste World Acquisition Corporation. Mr. Guduru has served as the Chairman and Director of Royal Treasures, Inc., a retail and wholesale food business, since May 2002. Mr. Guduru has also served as the Managing Member and Director of Green Foods, LLC, an import, grocery and hospitality business, since 2008. He has also served as the Chief Executive Officer of Organic Ingredients, Inc., a food and hospitality business, and President of Oakmead Village LLC, a real-estate business, since April 2012 and December 2012, respectively. In addition, Mr. Guduru has served as Chairman and Director of Gallant Services, Inc., a retail and wholesale food business, since August 2015 and as Chief Executive Officer and Chairman of Yuvika, Inc., a jewelry and accessories business, since September 2020. Moreover, Mr. Guduru has served as the Managing Member of AbSoMa LLC, an investments and real-estate holdings company, since June 2021. Mr. Guduru obtained his Bachelor of Technology in Computer Science and Engineering in 1994 from Nagarjuna University, and his Masters of Technology in Computer Science from University of Hyderabad in 1997. The board has determined that Mr. Guduru’s significant experience in both retail and technology, in addition to a wide range of other industries, qualifies him to serve as Chairman of the board.

C. Brian Coad, CFA, 54, has served as our Chief Operating Officer and Chief Financial Officer since February 9, 2021. Mr. Coad has over 25 years of finance and operations experience across a wide variety of platforms, from public to private and start-up to middle market. From 2012 until the end of 2020, Mr. Coad was the Chief Operating Officer of Cartica Management, LLC, where he was responsible for all non-investment related activities. Prior to joining Cartica, Mr. Coad was Chief Financial Officer and Head of Strategic Planning for the operating companies of PrinceRidge Holdings LP (“PrinceRidge”), a middle-market investment bank. As one of the initial employees of PrinceRidge, Mr. Coad built the finance and accounting function. While at PrinceRidge, he was responsible for accounting, finance, treasury and tax, as well as supporting brokerage clearing and operations. Prior to joining PrinceRidge, Mr. Coad was CFO for Broadpoint Securities Group, Inc. (Nasdaq: BPSG), a publicly traded middle-market investment bank. Mr. Coad was responsible for external and regulatory reporting, oversight of the firm’s clearing operations, and all corporate and business risk. Before becoming CFO, Mr. Coad was Broadpoint’s Director of Financial Planning and Analysis. Prior to joining Broadpoint, Mr. Coad was a co-founder and CFO of Frost Securities, Inc., a boutique investment bank and broker-dealer specializing in energy and technology. While at Frost, Mr. Coad was responsible for all logistics functions, including finance, accounting, operations, legal, compliance, IT and administration.Mr. Coad graduated from Southern Methodist University with a BBA in Finance and is a Chartered Financial Analyst.

Suresh Singamsetty, 50, has served as our Chief Investment Officer and director since May 23, 2023. He has served as CEO of WiSilica Inc. since June 2013, and also as Director of WiSilica Inc., and its subsidiary, namely, WiSilica India Pvt. Ltd. Since June 2013. WiSilica Inc. is a technology company with more than 130 employees, providing scalable IoT platform solutions. Since July 2021, he has served as Chief Financial Officer and a director of Namaste World Acquisition Corporation. Mr. Singamsetty has also served as CTO of Tracesafe Inc. (CSE: TSF), a publicly listed technology company focusing on safety-based wearable technology, since May

2020. Tracesafe Inc. acquired WiSilica’s wearable unit that provides contact tracing and quarantine solution for governments and enterprises. Additionally, Mr. Singamsetty co-founded Transilica Inc., a developer of chips based on Bluetooth technology which was acquired by Microtune Inc. and served as its Director of Software Engineering from 2000 to 2003. Mr. Singamsetty also co-founded Martian Watches, a company manufacturing the first watch to utilize voice command, and served as its V.P. of Engineering from 2008 to 2013. He also co-founded Jaalaa Inc., a low power wireless semiconductor company, and served as its V.P. of Digital Engineering from 2003 to 2007. Mr. Singamsetty holds a Master of Computer Science from Indian Institute of Technology, Kanpur. The board has determined that Mr. Singamsetty’s significant experience in technology qualifies him to serve as a member of the board.

Kishore Kondragunta, 47, has served as our director since May 23, 2023. He is a seasoned IT executive, investor, and business owner. Mr, Kondragunta has served as Head of IT of Woven by Toyota since January 2022. Mr. Kondragunta served as an IT Senior Director at Intel Corporation from March 2019 to January 2022. Since July 2021, he has served as Chief Investment Officer of Namaste World Acquisition Corporation. Previous to his time at Intel, Mr. Kondragunta served as a Tech Program Manager at Apple, Inc. from 2008 to 2012 and IT Senior director at Oracle from 2012 to 2019. He also founded Bayshore Investments LLC in 2020, a private equity firm, where he currently is a member. Mr. Kondragunta also owns and is a member of Bay Realty Investments LLC, a real-estate investment company which has invested in real-estate since 2016. This company has owned and successfully sold multiple multi-million-dollar homes. Moreover, Mr. Kondragunta is a member of LobStar Venture LLC, a restaurant, since November 2018. Kishore holds a bachelor’s degree in mechanical engineering and a Master’s degree in Telecommunications Management from Oklahoma State University, Stillwater, Oklahoma. The board has determined that Mr. Kondragunta’s technology background coupled with his experience in helping organizations through digital transformations make him highly qualified to be a member of the board.

Rana Gujral, 46, has served our director since May 23, 2023. He has been the CEO and director at Behavioral Signals since December 2019, an enterprise software company that excels at distinguishing behavioural signals in speech data with its proprietary deep learning AI technology. Mr. Gujral is majority owner of Hackient Inc., a software development company focusing on artificial intelligence and machine learning and has served as a Director of the company since July 2021. He has also served as an Advisor at ActiveScaler Inc., a technology travel services company, since February 2013. Mr. Gujral also served as a board Advisor of Token Inc. from May 2018 to March 2021. In 2014, Rana founded TiZE, an ML-based SaaS for specialty chemicals vertical and served as its President and CEO from June 2014 to December 2016. TiZE was thereafter acquired by Alchemy Cloud in 2016. Prior to TiZE, Rana led the turnaround of private-equity backed Cricut Inc. (NASDAQ: CRCT) as Executive Vice President and Chief Operating Officer from May 2012 to September 2014. At Cricut, Rana affected the turnaround from bankruptcy to profitability within a short span of 2 years between May 2012 and September 2014. Previously, Rana was Vice President at Logitech S.A. from April 2017 to August 2018 and Sr. Manager at Kronos Inc. from June 2004 to January 2010. In both functions he was responsible for the development of best-in-class products generating billions in revenue and contributed towards several award-winning engineering innovations. As a thought-leader in the AI/technology space, he often leads plenary and parallel sessions at industry events such as World Government Summit, VOICE Summit, The Next Web Conference, Collision, and Horasis World Economic Forum. His bylines are featured in publications such as Hacker Noon, Voicebot.ai, SpeechTechMagazine, and is a contributing columnist at TechCrunch and Forbes. He’s been recognized as an ‘AI Entrepreneur to Watch’ in Inc. Magazine, ‘Entrepreneur of the Month’ by CIO Review, awarded ‘US-China Pioneer’ by IEIE, and listed as a Top 10 Entrepreneur to follow in 2017 by Huffington Post. In 2020 he won “Contributor of the Year” in Hacker Noon’s Noonie’s Awards. Mr. Gujral attended Mahatma Jyotiba Phule (MJP) Rohilkhand University where he obtained a computer science degree in 1997. In 1999, he graduated from TACK International with a degree in marketing, and in 2001, Mr Gujral obtained his MTPO from Massachusetts Institute of Technology (MIT). Finally, in 2005 Mr. Gujral obtained his MBA from University of Massachusetts. The board has determined that Mr. Gujral’s significant experience in artificial intelligence and technology qualifies him to serve as a member of the board.

Kyle I. Parent, 64, has served as our director since May 23, 2023. He has served as a Group Vice President of Oracle Applications Labs at Oracle Corp since April 2013, where he leads an organization of more than 300 software developers, IT specialists, and product managers responsible for Sales, Marketing, and E-commerce systems for both internal and customer facing applications. Prior to joining Oracle, Mr. Parent served as CEO of Advisor.com (d/b/a www.Keirsey.com), an online provider of the Keirsey Temperament Sorter and related professional services from 2005 to 2013. He served as a Director of Keirsey.com from 2007 to 2015. He was also the founder and CEO of several venture backed pioneering SaaS companies in the early 2000’s. His first startup, Pantheon Interactive, Inc., was self-funded and founded in 1996 and sold to IXL, Inc. in 1998, prior to IXL’s successful IPO. Prior to founding Pantheon Interactive, Mr. Parent led Electronic Sales and Service at Silicon Graphics, Inc., a public Information Technology company, where he pioneered commercial use of the Internet from 1993 to 1996. He developed one of the first commercial and ecommerce enabled websites in 1993, the award winning “Silicon Surf”, and was featured as “The Webmaster” in the 1997 book “Digirati: Encounters with the Digital Elite”, by John Brockman. Mr. Parent received his bachelor’s degree in computer science from the University of California, Berkeley in 1981.

The board has determined that Mr. Parent’s significant experience in information technology, sales, and e-commerce qualifies him to serve as a member of the board.

John F. Levy, 68, has served as one of our directors since May 23, 2023. He has served as the chief executive officer and principal consultant for Board Advisory since May 2005. He also served as the chief executive officer of Sticky Fingers Restaurants, LLC from 2019 to 2020. Mr. Levy is a recognized corporate governance and financial reporting expert with over 40 years of progressive financial, accounting and business experience; including nine years in public accounting with three national accounting firms and having served as chief financial officer of both public and private companies for over 13 years. Since March 2023, Mr. Levy has served on the board of directors and as audit committee chair of Shengfeng Development Ltd. (Nasdaq: SFWL)., Mr. Levy has served on the board of directors and as audit committee chair of Paranovus Entertainment Technology Ltd, (Nasdaq: PAVS) since October 2019. Mr. Levy served on the board of directors of Applied Minerals, Inc. from January 2008 to August 2022, Washington Prime Group, Inc. from June 2016 to October 2021, Singularity Future Technology Limited (Nasdaq: SGLY) from November 2021 to February 2023, Takung Art Co., Ltd. (Nasdaq: TKAT) from March 2016 to June 2019, China Commercial Credit, Inc. from August 2013 to December 2016, Applied Energetics, Inc. (OTCM: AERG) from June 2009 to February 2016 as well as several other publicly held companies prior to 2016. Mr. Levy is a frequent lecturer and has written several articles and courses on accounting, finance business and governance. Mr. Levy is a Certified Public Accountant and a graduate of the Wharton School of Business at the University of Pennsylvania. He received his MBA from St. Joseph’s University in Philadelphia, Pennsylvania. The board has determined that Mr. Levy’s extensive experience in evaluating, investing in and governing companies for the benefit of shareholders, along with his experience and knowledge in accounting, public company reporting and auditing, and his broad network of relationships, make him highly qualified to be a member of the board.

Number and terms of office of officers and directors

We have six directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, which consists of Kyle Ingvald Parent and Suresh Singamsetty, will expire at our annual general meeting in 2026. The term of office of the second class of directors, which consists of John F. Levy and Kishore Kondragunta, will expire at our annual general meeting in 2024. The term of office of the third class of directors, which consists of Rana Gujral and Suresh Guduru, will expire at our annual general meeting in 2025. Prior to the completion of our initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

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

Audit committee

We have established an audit committee of the board of directors. John F. Levy, Rana Gujral and Kyle Invalid Parent serve as members of this committee. Our board of directors has determined that each of John F. Levy, Rana Gujral and Kyle Invalid Parent is independent for purposes of membership on this committee under applicable Nasdaq listing standards and SEC rules. Mr. Levy serves as the chair of the committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Levy qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an amended audit committee charter, which is available on our website (https://carticaspac.com/investor-resources) and which details the principal functions of the committee. The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with our management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our offering;
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval; and
●	advising the board and any other board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Compensation, nominating and corporate governance committee

We have established a compensation, nominating and corporate governance committee of the board of directors. John F. Levy, Rana Gujral and Kyle Invalid Parent serve as members of this committee. Our board of directors has determined that each of John F. Levy, Rana Gujral and Kyle Invalid Parent is independent for purposes of membership on this committee under the applicable Nasdaq listing standards and SEC rules. Mr. Gujral serves as chair of the committee.

We have adopted an amended compensation, nominating and corporate governance committee charter, which is available on our website (https://carticaspac.com/investor-resources) and which details the principal functions of the committee. In regard to compensation, the committee’s principal functions include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement;
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and
●	advising the board and any other board committees if the clawback provisions of the Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

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

Insider Trading Policies

On November 30, 2023, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our board of directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 11.Executive Compensation.

Executive officer and director compensation

We had agreed to pay our sponsor $930,000 over eighteen months, beginning at the closing of our IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which our sponsor was expected to source principally from Cartica Management. In addition, at the closing of the IPO, we paid the sponsor an aggregate amount of $601,167, of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a business combination or a liquidation, we will cease paying administrative support expenses to the sponsor (in the case of the cash compensation, after 30 days’ notice). In addition, each of our executive officers holds a membership interest in our sponsor. On May 23, 2023, in connection with the Transfer, we and our sponsor entered into the Amended Administrative Support Agreement, pursuant to which we have ceased to pay our sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement our sponsor shall (i) pay to our Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to us, at a location mutually agreed by the parties (or any successor location of sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by us. In exchange for these services, we agreed to pay our sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the fiscal year ended December 31, 2023, we incurred and paid $320,333 and $931,500 in fees for these services.

Our sponsor, officers and directors, and their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including without limitation expenses incurred in connection with identifying potential business combination partners and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is or will be paid by the company to our sponsor, executive directors or officers, or their respective affiliates, prior to completion of our initial business combination. However, we may pay any of our independent directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, to the extent such payment is in compliance with applicable laws and is consistent with independent director requirements.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 29, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,964,415 shares of our ordinary shares, consisting of (i) 8,964,415 Class A ordinary shares and (ii) 1,000,000 Class B ordinary shares, issued and outstanding as of March 29, 2024. On all matters to be voted upon, except for the election of directors, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares
Cartica Acquisition Partners, LLC, our sponsor (2)	4,750,000	53.0%	700,000	94.8%	54.7%
Suresh Singamsetty, Chief Investment Officer and Director	—	—	—	—	—
Kishore Kondragunta, Director	—	—	—	—	—
Rana Gujral, Director	—	—	—	—	—
Kyle Ingvald Parent, Director	—	—	—	—	—
Suresh Guduru, Chief Executive Officer and Chairman(3)	4,750,000		700,000	94.8%	54.7%
John F. Levy, Director	—	—	—	—	—
C. Brian Coad, Chief Operating Officer and Chief Financial Officer	—	—	—	—	—
All executive officers and directors as a group (seven individuals)	4,750,000	53.0%	700,000	94.8%	54.7%
5% Shareholders
Radcliffe Capital Management, L.P. (4)	461,205	5.1%	—	—	4.6%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 1345 Avenue of the Americas, 11th Floor New York, NY 10105.
(2)	Our sponsor, Cartica Acquisition Partners, LLC, is the record holder of 5,450,000 Class B ordinary shares and 4,750,000 Class A ordinary shares converted on a one-for-one basis from 4,750,000 Founder Shares on June 30, 2023. The managing member of our sponsor is Suresh Guduru. Accordingly, Suresh Guduru may be deemed to have beneficial ownership of such shares held by our sponsor except to the extent of his pecuniary interest therein.
(3)	These shares represent the Class A ordinary shares and the Class B ordinary shares held by our sponsor. Our sponsor acquired the Class B ordinary shares pursuant to a securities subscription agreement dated February 9, 2021 by and between us and our sponsor. Mr. Guduru is our Chief Executive Officer and Director, and is the Managing Member of Namaste Universe Sponsor LLC, a majority owner of our sponsor. Mr. Guduru is also the Managing member of our sponsor, and accordingly, may be deemed to have beneficial ownership of such shares held by our sponsor. Mr. Guduru disclaims any beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	According to a Schedule 13G filed with the SEC on September 28, 2023, these shares are deemed beneficially owned by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., and Radcliffe SPAC GP, LLC. Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. The business address of each such reporting person is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On February 9, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. On April 24, 2021, our sponsor transferred 75,000 founder shares to each of our four director nominees at the time (all of whom are now directors), for the same per share price initially paid by our sponsor, resulting in our sponsor holding 6,887,500 founder shares. On October 31, 2021, our sponsor surrendered 1,437,500 founder shares, reducing the total number of founder shares outstanding to 5,750,000. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. In August 2023, we issued another promissory note to our sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000. On September 26, 2023, the Company borrowed $100,000 under such promissory note. On November 28, 2023, the Company borrowed $150,000 under the Second Promissory Note. Such promissory note is non-interest bearing and payable on the earlier of: (i) the date of our liquidation or (ii) the date on which we consummate our initial business combination. As of December 31, 2023, $250,000 was outstanding on such promissory note and an aggregate of $50,000 may be borrowed under this note.

On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation.

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

On October 13, 2022, we were advised by Cartica Management that the Cartica Funds will be liquidated in the first half of 2023. On March 14, 2023, we received a written notice from Cartica Management advising us that the investment committee of Cartica Management has determined that it will not approve the purchase of any forward purchase shares and therefore the Cartica Funds will not purchase any of the forward purchase shares in connection with the initial business combination or otherwise. On May 23, 2023, we entered into a termination agreement with Cartica Funds to terminate our and Cartica Funds’ rights and obligations under the forward purchase agreement in connection with the Transfer. As a result, we may lack sufficient funds to consummate the initial business combination.

On January 4, 2022, we entered into an agreement to pay our sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor was sourced principally from Cartica Management. In addition, at the closing of the IPO, we paid the sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a business combination or our liquidation, we will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer, we and our sponsor entered into an amendment to the Amended Administrative Support Agreement, pursuant to which we have ceased to pay our sponsor for  (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement our sponsor shall (i) pay to our Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to us, at a location mutually agreed by the parties (or any successor location of sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by us. In exchange for these services, we agreed to pay our sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the fiscal year ended December 31, 2023, we incurred and paid $320,333 and $931,500 in fees for these services.

Except as described herein, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to our sponsor, officers, or directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination (including without limitation any private placement advisory services or other material fees associated with our initial business combination). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf including without limitation expenses incurred in connection with identifying potential business combination partners and performing due diligence on suitable business combinations.

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

Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees as well as payments for certain administrative expenses (if payable to members of the management team) from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate up to three individuals for appointment to our board of directors, so long as our sponsor holds any securities covered by the registration and shareholder rights agreement. We will bear the expenses incurred in connection with the filing of such registration statements.

In August 2023, the Company issued the Second Promissory Note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable on the earlier of: (i) the date of the Company’s liquidation or (ii) the date on which the Company consummates a business combination. As of December 31, 2023, $250,000 was outstanding on the Second Promissory Note and an aggregate of $50,000 may be borrowed under this note.

On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation.

In connection with the Charter Extension, our sponsor has agreed to contribute to us as a loan an aggregate of $40,000 for each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the trust account. Any Contribution is conditioned upon the implementation of the Charter Extension. No Contribution will occur if the Charter Extension is not approved or is not completed. The amount of each Contribution will not bear interest and will be repayable by us to the sponsor or its designees upon consummation of our initial business combination. We will have the sole discretion whether to continue extending for additional months until January 7, 2025. If we opt not to utilize any remaining portion of the Extension Period, then we will liquidate and dissolve promptly in accordance with our charter, and the sponsor’s obligation to make additional Contributions will terminate.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that John F. Levy, Rana Gujral, Kishore Kondragunta and Kyle Invalid Parent are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $140,603 and $119,490, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2023 and 2022, we did not pay Marcum for any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2023 and 2022, Marcum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

All other fees consist of fees billed for all other services. During the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15.Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary.

Omitted at our Company’s option.

CARTICA ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Cartica Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cartica Acquisition Corp (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 7, 2024. There is no assurance that the Company will obtain the necessary shareholder approvals to extend the business combination deadline to January 7, 2025 or raise the additional capital it needs to fund its business operations and complete any business combination, if at all.   These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, NY

March 29, 2024

CARTICA ACQUISITION CORP

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets
Cash	$8,027	$1,081,479
Prepaid expenses	89,513	338,111
Total Current Assets	97,540	1,419,590
Cash and marketable securities held in Trust Account	46,305,735	240,113,631
Total Assets	$46,403,275	$241,533,221

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$570,768	$103,031
Promissory note – related party	250,000	—
Total Current Liabilities	820,768	103,031

Warrant liabilities	981,000	2,077,000
Deferred underwriting fee payable	—	8,050,000
Total Liabilities	1,801,768	10,230,031

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 4,214,415 and 23,000,000 shares at redemption value of $10.99 and $10.44 as of December 31, 2023 and 2022, respectively	46,305,735	240,113,631

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,750,000 and none issued and outstanding (excluding 4,214,415 and 23,000,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	475	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1,000,000 and 5,750,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	100	575
Additional paid-in capital	3,285,341	—
Accumulated deficit	(4,990,144)	(8,811,016)
Total Shareholders’ Deficit	(1,704,228)	(8,810,441)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$46,403,275	$241,533,221

The accompanying notes are an integral part of the financial statements.

CARTICA ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating and formation costs	$2,039,787	$2,194,966
Loss from operations	(2,039,787)	(2,194,966)

Other income:
Interest earned on cash and marketable securities held in Trust Account	7,109,902	3,213,631
Change in fair value of warrant liabilities	1,096,000	11,897,000
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	214,220	—
Transaction costs incurred in connection with the IPO	—	(378,343)
Total other income, net	8,420,122	14,732,288

Net income	$6,380,335	$12,537,322

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	14,404,952	22,558,904

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.32	$0.44

Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,750,000	5,735,616

Basic and diluted net income per share, Class A and Class B ordinary shares not subject to redemeption	$0.32	$0.44

The accompanying notes are an integral part of the financial statements.

CARTICA ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	5,750,000	$575	$24,425	$(268,389)	$(243,389)

Sale of 15,900,000 Private Placement Warrants	—	—	—	—	7,791,000	—	7,791,000

Overfunding of trust	—	—	—	—	(6,900,000)	—	(6,900,000)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(915,425)	(21,079,949)	(21,995,374)

Net income	—	—	—	—	—	12,537,322	12,537,322

Balance – December 31, 2022	—	—	5,750,000	575	—	(8,811,016)	(8,810,441)

Conversion of Class B ordinary shares to Class A Ordinary Shares - Non- redeemable	4,750,000	475	(4,750,000)	(475)	—	—	—

Waiver of deferred underwriting fee	—	—	—	—	7,835,780	—	7,835,780

Capital Contribution by Sponsor for issuance of Non-Redemption agreements to Stockholders	—	—	—	—	158,139	—	158,139

Stockholder non-redemption agreements	—	—	—	—	(158,139)	—	(158,139)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(4,550,439)	(2,559,463)	(7,109,902)

Net income	—	—	—	—	—	6,380,335	6,380,335

Balance – December 31, 2023	4,750,000	$475	1,000,000	$100	$3,285,341	$(4,990,144)	$(1,704,228)

The accompanying notes are an integral part of the financial statements.

CARTICA ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$6,380,335	$12,537,322
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(7,109,902)	(3,213,631)
Change in fair value of warrant liabilities	(1,096,000)	(11,897,000)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	(214,220)	—
Transaction costs incurred in connection with the IPO	—	378,343
Changes in operating assets and liabilities:
Prepaid expenses	248,598	(338,111)
Accounts payable and accrued expenses	467,737	(162,739)
Net cash used in operating activities	(1,323,452)	(2,695,816)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(236,900,000)
Cash withdrawn from Trust Account in connection with redemptions	200,917,798	—
Net cash provided by (used in) investing activities	200,917,798	(236,900,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placements Warrants	—	15,900,000
Proceeds from promissory note – related party	250,000	—
Repayment of promissory note – related party	—	(244,225)
Payment of other offering costs	—	(379,445)
Payments for redemptions of Class A ordinary shares	(200,917,798)	—
Net cash (used in) provided by financing activities	(200,667,798)	240,676,330

Net Change in Cash	(1,073,452)	1,080,514
Cash – Beginning of period	1,081,479	965
Cash – End of period	$8,027	$1,081,479

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$8,050,000
Waived deferred underwriting discount	$7,835,780	$—
Remeasurement of Class A ordinary shares to redemption amount	$7,109,902	$28,895,374

The accompanying notes are an integral part of the financial statements.

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

In connection with the Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following the redemptions and the Conversion, there are 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and the Sponsor holds approximately 55% of the issued and outstanding ordinary shares. On July 17, 2023, the Company paid an aggregate amount of $200,917,798 from the Trust Account to the aforementioned redeeming shareholders for the 18,785,585 Class A ordinary shares redeemed on June 30, 2023 which included interest earned through July 13, 2023, the date the redemption was processed (see Note 2).

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

Liquidity and Going Concern

As of December 31, 2023, the Company had $8,027 in its operating bank accounts and working capital of $723,228, when accounting for the Company’s ability to use interest income to pay towards tax liabilities, if any.

In August 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Second Promissory Note”). As of December 31, 2023, $250,000 was outstanding on the Second Promissory Note and an aggregate of 50,000 may be borrowed under this note. On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation.

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

The Company has until April 7, 2024 to consummate a Business Combination. If a Business Combination is not consummated by the liquidation date, there may be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through April 7, 2024 or through twelve months from the filing of this report. Management of the Company has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern for the twelve months from the issuance of this report. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 7, 2024.

On March 5, 2024, the Company filed a definitive proxy statement with the SEC for an extraordinary general meeting in lieu of an annual meeting of our shareholders. The purpose of the meeting is to consider and vote upon, among other things, a proposal to amend its charter to extend the date by which the Company must consummate a business combination from April 7, 2024 to January 7, 2025, or such earlier date as determined by its board of directors in its sole discretion. There is no guarantee that the extension amendment proposal will be approved by its shareholders, and if it is not approved, then if a business combination is not consummated by April 7, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. If the extension is approved, the public shareholders will be provided the opportunity at that time to redeem all or a portion of their shares (which would likely have a material adverse effect on the amount held in the Company’s trust account and other adverse effects on the Company, such as the Company’s ability to maintain its listing on Nasdaq Global Market.). On March 22, 2024, the Company announced that the Sponsor will make a cash contribution of an aggregate of $40,000 to the Company’s trust account for each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, in connection with the shareholder vote to approve an amendment to its charter to extend the date by which the Company has to complete an initial business combination from April 7, 2024 to January 7, 2025, or such earlier date as determined by the Company’s board of directors. Any contribution is conditioned upon the implementation of the extension. No contribution will occur if the extension is not approved or is not completed. The amount of each contribution will not bear interest and will be repayable by the Company to the sponsor or its designees upon consummation of the Company’s initial business combination. The Company will have the sole discretion whether to continue extending for additional months until January 7, 2025. If the Company opts not to utilize any remaining portion of the extended period, then the Company will liquidate and dissolve promptly in accordance with its charter, and the sponsor’s obligation to make additional contributions will terminate.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2023 and 2022.

Cash and Marketable Securities Held in Trust Account

At December 31, 2023, substantially all of the assets in the Trust Account were held in a money market fund that invests in U.S. Treasury securities. At December 31, 2022, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

On April 14, 2023, J.P. Morgan Securities LLC (“J.P. Morgan”), the underwriter for the IPO of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as underwriter in the Company's IPO. As a result, the Company recognized $214,220 of other income on the Company’s statements of operations attributable to the derecognition of deferred underwriting fees allocated to offering costs and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In connection with the Meeting (see Note 1), shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following the redemptions and the Conversion, there are 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and the Sponsor holds approximately 55% of the issued and outstanding ordinary shares. On July 17, 2023, the Company paid an aggregate amount of $200,917,798 to the aforementioned redeeming shareholders for the 18,785,585 Class A ordinary shares redeemed on June 30, 2023 which included interest earned through July 13, 2023, the date the redemption was processed.

As of December 31, 2023 and 2022, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

	Number of shares	$
Gross proceeds	23,000,000	230,000,000
Less:
Proceeds allocated to Public Warrants	—	(5,865,000)
Class A ordinary shares issuance costs	—	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	28,895,374
Class A ordinary shares subject to possible redemption as of December 31, 2022	23,000,000	240,113,631
Less:
Redemption of 18,785,585 Class A ordinary shares	(18,785,585)	(200,917,798)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	7,109,902
Class A ordinary shares subject to possible redemption as of December 31, 2023	4,214,415	46,305,735

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares are excluded from the income per ordinary shares as the redemption value approximates fair value.

The Company calculates its earnings per share by allocating net income pro rata to its Class A and Class B ordinary shares and bases on any redemption and restriction features. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Class A subject to redemption	Class A and Class B not subject to redemption	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,560,091	$1,820,244	$9,995,866	$2,541,456
Denominator:
Basic and diluted weighted average shares outstanding	14,404,952	5,750,000	22,558,904	5,735,616

Basic and diluted net income per ordinary share	$0.32	$0.32	$0.44	$0.44

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s Management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

NOTE 4. PRIVATE PLACEMENT

The Sponsor purchased 15,900,000 Private Placement Warrants (which included 1,500,000 Private Placement Warrants issued pursuant to the full exercise of the over-allotment option) at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $15,900,000 in a private placement that occurred simultaneously with the closing of the IPO. The fair value of a warrant at IPO was $0.51; the aggregate fair value of the proceeds received exceeded the aggregate fair value of the warrants by $7,791,000. This amount was included in change in fair value of warrant liabilities in the statement of operations during the quarter ended March 31, 2022. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants have been added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in consideration for the Sponsor paying certain offering and formation costs on behalf of the Company of $25,000 (the “Founder Shares”). Also on February 9, 2021, the Sponsor granted 1,078,125 Founder Shares, with a total fair value of $3,234, to the Company’s executive officers and consultant. On April 24, 2021, the Sponsor transferred 75,000 Founder Shares to each of its former directors, for a total of 300,000 Founder Shares, with a total fair value of $900, resulting in the current Sponsor holding 6,887,500 Founder Shares. On October 29, 2021 the Sponsor granted a director nominee (who is now a director) a membership interest in the Sponsor representing an indirect interest in 75,000 Founder Shares, with a fair value of $225. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Founder Shares outstanding to 5,750,000 Founder Shares (see Note 7). The Founder Shares included an aggregate of up to 750,000 Founder Shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised, so that the total number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment option was fully exercised, and such shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On February 9, 2021, the Company issued a promissory note (the “First Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the First Promissory Note was paid in full by the Company. As of December 31, 2023 and 2022, no additional amount may be borrowed under this note.

In August 2023, the Company issued the Second Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable on the earlier of: (i) the date of the Company’s liquidation or (ii) the date on which Company consummates its Business Combination. On September 26, 2023, the Company borrowed $100,000 under the Second Promissory Note. On November 28, 2023, the Company borrowed additional $150,000 under the Second Promissory Note. As of December 31, 2023, $250,000 was outstanding on the Second Promissory note and an aggregate of $50,000 may be borrowed under this note.

On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation.

Loans – Related party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, there were no Working Capital Loans outstanding.

Administrative support agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the Sponsor entered into an amendment to the administrative support agreement  (the “Amended Administrative Support Agreement”), pursuant to which the Company has ceased to pay the Sponsor for  (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the year ended December 31, 2023, the Company incurred and paid $320,333 in fees for these services. For the year ended December 31, 2022, the Company incurred $931,500 in fees for these services and the Company paid total fees of $1,169,500 for these services.

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

On April 14, 2023, J.P. Morgan, the underwriter for the IPO of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $214,220 of other income on the Company’s statements of operations attributable to the derecognition of deferred underwriting fees allocated to offering costs in the accompanying statements of operations and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying statements of changes in shareholders’ deficit.

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

Service Provider Agreements

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with identifying potential Targets in connection with the Company’s initial business combination, provide certain advisory services, and negotiate terms in connection with the Company’s initial business combination, consistent with the rules and regulations for SPACs and Nasdaq. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain contingent conditions are met. The contingent conditions include, but are not limited to, either (i) signing of a letter of intent with a specific Target, (ii) signing a business combination agreement with a specific Target, and/or (iii) the successful consummation of an initial business combination with a specific Target. The contingent fees related to the arrangements entered into as of December 31, 2023, are based on either (i) a percentage of total consideration paid or, (ii) a fixed fee; in either case not to exceed an aggregate amount of $6.0 million. No fees are currently payable under these arrangements.

On June 13, 2023, the Company and the Sponsor entered into an agreement with a service provider whereby upon approval of the Extension, which occurred on June 30, 2023, $100,000 was due and payable to the service provider. In addition, upon the consummation of the Company's Business Combination the service provider will earn and receive an additional $100,000 cash payment from the Company and acquire 50,000 Founder Shares from the Sponsor at $0.003 per share, the original purchase price of such shares. The aggregate fair value of the Founder Shares as of June 30, 2023, the date the shareholders approved the Extension, was $8,215 or $0.1643 per Founder Share. During the year ended December 31, 2023, the Company recognized and paid $100,000 of fees.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2023, in connection with the Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares (see Note 1). At December 31, 2023 and 2022, there were 4,750,000 and no Class A ordinary shares issued or outstanding (excluding 4,214,415 and 23,000,000 shares subject to redemption), respectively.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2023	2022
Liabilities:
Warrant liabilities – Public Warrants	1	$345,000	$805,000
Warrant liabilities – Private Placement Warrants	3	$636,000	$1,272,000

Cash and Marketable Securities Held in Trust Account

As of December 31, 2023, the investment in the Company’s Trust Account consisted of $0 in cash and $46,305,735 in money market funds that invest in U.S. Treasury Securities. As of December 31, 2022, the investment in the Company's Trust Account consisted of $163 in cash and $240,113,631 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value/Amortized cost, excluding gross unrealized holding losses and fair value of held to maturity securities on December 31, 2023 and 2022 are as follows:

	Carrying	Gross	Gross
	Value/Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
Marketable securities held in Trust Account	$46,305,735	$—	$—	$46,305,735

	Carrying	Gross	Gross
	Value/Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
Marketable securities held in Trust Account	$240,113,631	$—	$(6,094)	$240,107,374

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

As of December 31, 2023 and 2022, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an estimate of the probability of a successful business combination. The inputs used in the Monte Carlo analysis included expected market volatility, expected risk-free interest rate and expected life of the Public Warrants. The Company estimated the selected market volatility following a successful business combination by considering the five‐year historical volatility of the NASDAQ 100 Tech Sector index. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful business combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company compared the estimated fair value of the Public Warrants following a successful business combination to the current trading price of the Public Warrants to calculate an estimate of the probability of a successful business combination. The Company then applied a Black-Scholes formula and the calculated probability of a successful business combination to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants at initial measurement were the same as those used in the Public Warrant analysis. The fair value of the Public Warrants on December 31, 2023 and 2022 was classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model and Black-Scholes Merton formula for the Public and Private Placement Warrants were as follows at initial measurement:

January 7,
Input	2022
Risk-free interest rate	1.64%
Expected term (years)	6.50
Expected volatility	7.2%
Exercise price	$11.50
Stock price of Class A ordinary share	$9.83

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at December 31, 2023 and December 31, 2022:

	December 31,	December 31,
Input	2023	2022
Risk-free interest rate	3.84%	3.99%
Expected term (years)	5.00	5.51
Expected volatility	31.70%	25.40%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$10.91	$10.37

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2022	$1,272,000
Change in fair value	(636,000)
Fair value at December 31, 2023	$636,000

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

As of December 31, 2023, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.04 and $0.03 per warrant for aggregate values of $636,000 and $345,000, respectively.

As December 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.08 and $0.07 per warrant for aggregate values of $1,272,000 and $805,000, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as disclosed within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In January 2024, the Company instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of the initial business combination or the Company’s liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation. Subsequent to December 31, 2023 the Company has drawn $373,500 under the amended Second Promissory Note.

On March 5, 2024, the Company filed a definitive proxy statement with the SEC for an extraordinary general meeting in lieu of an annual meeting of our shareholders. The purpose of the meeting is to consider and vote upon, among other things, a proposal to amend the company’s charter to extend the date by which the Company must consummate a business combination from April 7, 2024 to January 7, 2025, or such earlier date as determined by the Company’s board of directors in its sole discretion. There is no guarantee that the extension amendment proposal will be approved by the Company’s shareholders, and if it is not approved, then if a business combination is not consummated by April 7, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. If the extension is approved, the public shareholders will be provided the opportunity at that time to redeem all or a portion of their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on the company, such as the Company’s ability to maintain its listing on Nasdaq Global Market.). On March 22, 2024, The Company announced that the Company’s sponsor will make a cash contribution of an aggregate of $40,000 to the trust account for each month, in connection with the shareholder vote to approve an amendment to our charter to extend the date by which the Company has to complete an initial business combination from April 7, 2024 to January 7, 2025, or such earlier date as determined by our board of directors.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 4, 2022, by and between the Company and J.P. Morgan Securities LLC, as representative of the several underwriters listed in Schedule 1 thereto (2)
3.1	Amended and Restated Memorandum and Articles of Association (2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (6)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (2)
4.5	Description of Registered Securities (3)
10.1	Securities Subscription Agreement, dated as of February 9, 2021, between the Registrant and the Sponsor (1)
10.2	Investment Management Trust Agreement, January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (2)
10.3	Registration and Shareholder Rights Agreement, dated January 4, 2022, by and among the Company, the Sponsor and the other securities holders signatory thereto (2)
10.4	Private Placement Warrants Purchase Agreement, dated January 4, 2022, by and between the Company and the Sponsor (2)
10.5	Letter Agreement, dated January 4, 2022, by and among the Company, its directors and executive officers and the Sponsor (2)
10.6	Forward Purchase Agreement, dated January 4, 2022, by and among the Company, Cartica Investors, LP and Cartica Investors II, LP (2)
10.7	Administrative Support Agreement, dated January 4, 2022, by and between the Company and the Sponsor (2)
10.8	Amendment to the Administrative Support Agreement, dated May 23, 2023, by and between the Company and the Sponsor (4)
10.9	Termination Agreement, dated May 23, 2023, by and among the Company and Cartica Funds (4)
10.10	Form of Non - Redemption Agreement (5)
14	Code of Ethics (1)
19*	Insider Trading Policies and Procedures, adopted November 30, 2023
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97*	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023
99.1*	Audit Committee Charter, amended and restated on November 30, 2023
99.2*	Compensation Committee Charter, amended and restated on November 30, 2023
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith

(1)	Incorporated by reference to the relevant exhibit to the Company’s Form S-1, filed with the SEC on November 16, 2021.
(2)	Incorporated by reference to the relevant exhibit to the Company’s Form 8-K, filed with the SEC on January 10, 2022.
(3)	Incorporated by reference to Exhibit 4.5 to Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2022.
(4)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8 - K, filed with the SEC on May 25, 2023.

(5)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8 - K, filed with the SEC on June 27, 2023.
(6)	Incorporated by reference to Exhibit 3.1 to the Company's Form 8 - K, filed with the SEC on July 6, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2024	CARTICA ACQUISITION CORP

	By:	/s/ Suresh Guduru
	Name:	Suresh Guduru
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Suresh Guduru	Chief Executive Officer and Director	March 29, 2024
Suresh Guduru	(Principal Executive Officer)

/s/ C. Brian Coad	Chief Operating Officer and Chief Financial Officer	March 29, 2024
C. Brian Coad	(Principal Financial and Accounting Officer)

/s/ Suresh Singamsetty	Chief Investment Officer and Director	March 29, 2024
Suresh Singamsetty

/s/ Kishore Kondragunta	Director	March 29, 2024
Kishore Kondragunta

/s/ Rana Gujral	Director	March 29, 2024
Rana Gujral

/s/ Kyle Ingvald Parent	Director	March 29, 2024
Kyle Ingvald Parent

/s/ John F. Levy	Director	March 29, 2024
John F. Levy