Form 10-Q
period 2024-03-31
Cartica Acquisition Corp
filed 2024-05-15
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

+1-202-741-3677
(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 10, 2024, there were 6,999,422 Class A ordinary shares, par value $0.0001 per share, and 1,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$35,147	$8,027
Prepaid expenses	113,407	89,513
Total Current Assets	148,554	97,540
Cash and marketable securities held in Trust Account	46,889,042	46,305,735
Total Assets	$47,037,596	$46,403,275

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,666,833	$570,768
Promissory note – related party	613,500	250,000
Total Current Liabilities	3,280,333	820,768

Warrant liabilities	3,058,000	981,000
Deferred underwriting fee payable	—	—
Total Liabilities	6,338,333	1,801,768

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 4,214,415 shares at redemption value of $11.13 and $10.99 as of March 31, 2024 and December 31, 2023, respectively	46,889,042	46,305,735

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,750,000 issued and outstanding (excluding 4,214,415 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	475	475
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	100	100
Additional paid-in capital	2,702,034	3,285,341
Accumulated deficit	(8,892,388)	(4,990,144)
Total Shareholders’ Deficit	(6,189,779)	(1,704,228)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$47,037,596	$46,403,275

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2024	2023
Operating and formation costs	$2,408,551	$495,190
Loss from operations	(2,408,551)	(495,190)

Other (expense) income:
Interest earned on cash and marketable securities held in Trust Account	583,307	2,559,463
Change in fair value of warrant liabilities	(2,077,000)	—
Other (expense) income, net	(1,493,693)	2,559,463

Net (loss) income	$(3,902,244)	$2,064,273

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	4,214,415	23,000,000

Basic and diluted net (loss) income per share, Class A ordinary shares subject to redemption	$(0.39)	$0.07

Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,750,000	5,750,000

Basic and diluted (loss) income per share, Class A and Class B ordinary shares not subject to redemption	$(0.39)	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED March 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	4,750,000	$475	1,000,000	$100	$3,285,341	$(4,990,144)	$(1,704,228)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(583,307)	—	(583,307)

Net loss	—	—	—	—	—	(3,902,244)	(3,902,244)

Balance – March 31, 2024	4,750,000	$475	1,000,000	$100	$2,702,034	$(8,892,388)	$(6,189,779)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	5,750,000	$575	$—	$(8,811,016)	$(8,810,441)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,559,463)	(2,559,463)

Net income	—	—	—	—	—	2,064,273	2,064,273

Balance – March 31, 2023	—	$—	5,750,000	$575	$—	$(9,306,206)	$(9,305,631)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(3,902,244)	$2,064,273
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(583,307)	(2,559,463)
Change in fair value of warrant liabilities	2,077,000	—
Changes in operating assets and liabilities:
Prepaid expenses, current portion	(23,894)	129,610
Accounts payable and accrued expenses	2,096,065	54,959
Net cash used in operating activities	(336,380)	(310,621)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	363,500	—
Payment of other offering costs	—	(1,350)
Net cash provided by (used in) financing activities	363,500	(1,350)

Net Change in Cash	27,120	(311,971)
Cash – Beginning of period	8,027	1,081,479
Cash – End of period	$35,147	$769,508

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$583,307	$2,559,463

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the stock exchange that the Company will list its securities on will require that the Company’s Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully. At the closing of the IPO, an amount equal to at least $10.30 per Unit sold in the IPO, including proceeds from the sale of the Private Placement Warrants, were deposited in a trust account (the “Trust Account”), located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) Company’s liquidation. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), On January 5, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items until the earlier of consummation of its Business Combination or liquidation, as reflected in the amendment to the investment management trust agreement.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The Company will provide the holders of its issued and outstanding Class A ordinary shares sold as part of the units in its IPO (whether they are purchased in such offering or thereafter in the open market) (the “Public Shares”) (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares, upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. For the avoidance of doubt, the Public Shares exclude the Class A ordinary shares held by the Sponsor after the Conversion, as defined below. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.30 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions which the underwriter for the Company’s IPO has waived (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares have been issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be allocated the proceeds as determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Although redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and have been classified as such on the balance sheet until such date that a redemption event takes place.

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

The Company must consummate a Business Combination initially by July 7, 2023 (which was 18 months from the closing of IPO), which was extended to April 7, 2024 and further to January 7, 2025 (or such earlier date as determined by the board) (the “Combination

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Period”). If the Company has not consummated a Business Combination within the Combination Period, the Company will redeem 100% of the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions.

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

The Company will have until January 7, 2025 (or such earlier date as determined by the Company’s board) to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On May 23, 2023, the Sponsor entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the Cartica Investors, LP and Cartica Investors II, LP (together, the “Cartica Funds”) and Namaste Universe Sponsor LLC, a Delaware limited liability company (“Namaste”). Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in the Sponsor, which combined interests will entitle Namaste to receive, in the aggregate, 3,490,949 Class B ordinary shares, par value $0.0001 per share and 15,900,000 private placement warrants (the transaction, the “Transfer”). In connection with the Transfer, the Company terminated the Forward Purchase Agreement, amended the administrative support agreement (see Note 5), and experienced a change in its board of directors, as more fully described below within these condensed financial statements.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

On June 30, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting (the “First Extension Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “First Charter Amendment”) to extend the date by which the Company has to consummate a Business Combination from July 7, 2023 to April 7, 2024 (or such earlier date as determined by the Company’s board) (the “First Extension”).

In connection with the First Extension Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following the redemptions and the Conversion, there were 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and the Sponsor holds approximately 55% of the issued and outstanding ordinary shares. On July 17, 2023, the Company paid an aggregate amount of $200,917,798 from the Trust Account to the aforementioned redeeming shareholders for the 18,785,585 Public Shares redeemed on June 30, 2023 which included interest earned through July 13, 2023, the date the redemption was processed (see Note 2).

On January 5, 2024, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of the Business Combination or the Company’s liquidation, which was reflected in the amendment to the investment management trust agreement with Continental. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

On April 3, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “Second Extension Meeting”) at which the Company’s shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association, as amended (the “Second Charter Amendment”) to extend the date by which the Company has to consummate a Business Combination from April 7, 2024 to January 7, 2025 (the “Second Extension”). In connection with the Second Charter Amendment, the Company issued a promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company will deposit in its Trust Account $40,000 each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension. In connection with the Second Extension, shareholders holding 1,964,993 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $21.87 million (approximately $11.13 per share) was removed from the Trust Account to pay such holders. Immediately following the redemptions, there were 2,249,422 Public Shares issued and outstanding.

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights with respect to any Founder Shares (including any Founder Shares that were converted into Class A ordinary shares) if the Company fails to complete a Business Combination within the Combination Period. However, if any such person acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account. In the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than $10.30 per Unit.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s the independent registered public accounting firm) for services rendered or products

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.30 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2024, the Company had $35,147 in its operating bank accounts and working capital deficit of $3,131,779, when accounting for the Company’s ability to use interest income to pay towards tax liabilities, if any.

In August 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Second Promissory Note”). On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Second Promissory Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination and (b) the date of the Company’s liquidation. As of March 31, 2024, $613,500 was outstanding on the Second Promissory Note and an aggregate of $136,500 may be borrowed under this note.

In April 2024, the Company issued a promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company will deposit in its Trust Account $40,000 each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension.

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

The Company has until January 7, 2025, to consummate a Business Combination. If a Business Combination is not consummated by the liquidation date, there may be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through January 7, 2025, or through twelve months from the filing of this report. Management of the Company has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

concern for the twelve months from the filing of this report. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 7, 2025.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2024 and December 31, 2023.

Cash and Marketable Securities Held in Trust Account

At March 31, 2024, all of the assets in the Trust Account were in the form of cash held in an interest-bearing demand deposit account and at December 31, 2023, substantially all of the assets in the Trust Account were held in a money market fund that invests in U.S. Treasury securities.

The Company classified its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

On April 14, 2023, J.P. Morgan Securities LLC (“J.P. Morgan”), the underwriter for the IPO of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $214,220 of other income on the Company’s condensed statements of operations attributable to the derecognition of deferred underwriting fees allocated to offering costs and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed financial statements (see Note 6).

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MARCH 31, 2024

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

In connection with the First Extension Meeting (see Note 1), shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following the redemptions and the Conversion, there were 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and the Sponsor holds approximately 55% of the issued and outstanding ordinary shares. On July 17, 2023, the Company paid an aggregate amount of $200,917,798 to the aforementioned redeeming shareholders for the 18,785,585 Class A ordinary shares redeemed on June 30, 2023 which included interest earned through July 13, 2023, the date the redemption was processed.

In connection with the Second Extension Meeting (see Note 1), shareholders holding 1,964,993 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following the redemptions, there were 6,999,422 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and the Sponsor holds approximately 68.1% of the issued and outstanding ordinary shares. On April 8, 2024, the Company paid an aggregate amount of $21,871,604 to the aforementioned redeeming shareholders for the 1,964,993 Public Shares redeemed on April 3, 2024 which included interest earned through April 8, 2024, the date the redemption was processed.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

As of March 31, 2024 and December 31, 2023, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

	Number of
	shares	$
Gross proceeds	23,000,000	230,000,000
Less:
Proceeds allocated to Public Warrants	—	(5,865,000)
Class A ordinary shares issuance costs	—	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	28,895,374
Class A ordinary shares subject to possible redemption as of December 31, 2022	23,000,000	240,113,631
Less:
Redemption of 18,785,585 Class A ordinary shares	(18,785,585)	(200,917,798)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	7,109,902
Class A ordinary shares subject to possible redemption as of December 31, 2023	4,214,415	46,305,735
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	583,307
Class A ordinary shares subject to possible redemption as of March 31, 2024	4,214,415	46,889,042

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares are excluded from the (loss) income per ordinary shares as the redemption value approximates fair value.

The Company calculates its earnings per share by allocating net (loss) income pro rata to its Class A and Class B ordinary shares and bases on any redemption and restriction features. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the (loss) income of the Company.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(1,650,441)	$(2,251,803)	$1,651,418	$412,855
Denominator
Basic and diluted weighted average ordinary shares outstanding	4,214,415	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per ordinary share	$(0.39)	$(0.39)	$0.07	$0.07

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also simplifies the diluted earnings per share calculation in certain areas and introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2020-06 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in consideration for the Sponsor paying certain offering and formation costs on behalf of the Company of $25,000 (the “Founder Shares”). Also on February 9, 2021, the Sponsor granted 1,078,125 Founder Shares, with a total fair value of $3,234, to the Company’s executive officers and consultant. On April 24, 2021, the Sponsor transferred 75,000 Founder Shares to each of its former directors, for a total of 300,000 Founder Shares, with a total fair value of $900, resulting in the Sponsor holding 6,887,500 Founder Shares. On October 29, 2021, the Sponsor granted a former director a membership interest in the Sponsor representing an indirect interest in 75,000 Founder Shares, with a fair value of $225. On October 31, 2021, the Sponsor surrendered 1,437,500 Founder Shares, reducing the total number of Founder Shares outstanding to 5,750,000 Founder Shares (see Note 7). The Founder Shares included an aggregate of up to 750,000 Founder Shares that were subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised, so that the total number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of January 7, 2022, the over-allotment option was fully exercised, and such shares are no longer subject to forfeiture.

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

On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the Sponsor, upon the Conversion of an equal number of the Company’s Class B ordinary shares, par value $0.0001 per share, held by the Sponsor. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the prospectus for the Company’s IPO.

Promissory Note — Related Party

On February 9, 2021, the Company issued a promissory note (the “First Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the First Promissory Note was paid in full by the Company. As of March 31, 2024 and December 31, 2023, no additional amount may be borrowed under this note.

In August 2023, the Company issued the Second Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Second Promissory Note was amended to increase the principal

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

sum from up to $300,000 to up to $750,000. In April 2024, the Second Promissory Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. The Second Promissory Note (as amended) is non-interest bearing and payable on the earlier of: (i) the date of the Company’s liquidation or (ii) the date on which Company consummates its Business Combination. The Company borrowed the following amounts under the Second Promissory Note: $100,000 on September 26, 2023, $150,000 on November 28, 2023, $48,500 on January 26, 2024 and $315,000 on February 26, 2024. As of March 31, 2024, and December 31, 2023, $613,500 and $250,000 was outstanding under the Second Promissory note, respectively, and an aggregate amounts of $136,500 and $50,000 may be borrowed under this note, respectively.

In April 2024, the Company issued the Extension Note to the Company’s sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company will deposit in its Trust Account $40,000 each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) through January 7, 2025 for the benefits of the Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting.

Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

Administrative Support Agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the Sponsor entered into an amendment to the administrative support agreement  (the “Amended Administrative Support Agreement”), pursuant to which the Company has ceased to pay the Sponsor for  (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three months ended March 31, 2024 and 2023, the Company incurred $50,000 and $155,000 in fees for these services and paid $50,000 and $155,000 of fees for these services, respectively.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Anchor Investors

Cartica Investors, LP and Cartica Investors II, LP, two private funds that are affiliates of Cartica Management purchased an aggregate of 1,980,000, or 9.9%, of the Units in the IPO (excluding the Units issued pursuant to the full exercise of the underwriter’s over-allotment option), at the public offering price of $10.00 per Unit for an aggregate amount of $19,800,000.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of January 7, 2022, the over-allotment was fully exercised.

The underwriter received a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate (which included an additional $600,000 received pursuant to the full exercise of the over-allotment option), which was paid at closing of the IPO. In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate (which included an additional $1,050,000 received pursuant to the full exercise of the over-allotment option). The deferred fee would have been payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Service Provider Agreements

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with identifying potential targets in connection with the Company’s initial Business Combination, provide certain advisory services, and negotiate terms in connection with the Company’s initial Business Combination. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met. The conditions include, but are not limited to, either (i) signing of a letter of intent with a specific target, (ii) signing a business combination agreement with a specific target, and/or (iii) the successful consummation of an initial Business Combination with a specific target. The contingent fees related to the arrangements entered into as of March 31, 2024, are based on either (i) a percentage of total consideration paid or, (ii) a fixed fee; in either case not to exceed an aggregate amount of $6.0 million. No fees are currently payable under these arrangements.

On June 13, 2023, the Company and the Sponsor entered into an agreement with a service provider whereby upon approval of the First Extension, which occurred on June 30, 2023, $100,000 was due and payable to the service provider. In addition, upon the consummation of the Company’s Business Combination, the service provider will earn and receive an additional $100,000 cash payment from the Company and acquire 50,000 Founder Shares from the Sponsor at $0.003 per share, the original purchase price of such shares. The aggregate fair value of the Founder Shares as of June 30, 2023, the date the shareholders approved the First Extension, was $8,215 or

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

$0.1643 per Founder Share. During the twelve month period ended December 31, 2023, the Company recognized and paid $100,000 of fees. No fees were recognized or paid in 2024.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2023, in connection with the First Extension Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares (see Note 1). At March 31, 2024 and December 31, 2023, there were 4,750,000 Class A ordinary shares issued or outstanding (excluding 4,214,415 shares subject to redemption), respectively.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the Sponsor, upon the Conversion of an equal number of the Company’s Class B ordinary shares, held by the Sponsor (see Note 1). The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the prospectus for the Company’s IPO.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Liabilities:
Warrant liabilities – Public Warrants	1	$1,150,000	$345,000
Warrant liabilities – Private Placement Warrants	3	$1,908,000	$636,000

Cash and Marketable Securities Held in Trust Account

As of March 31, 2024, the investment in the Company’s Trust Account consisted of $46,889,042 in cash held in demand deposit account. As of December 31, 2023, the investment in the Company’s Trust Account consisted of $0 in cash and $46,305,735 in money market funds that invest in U.S. Treasury Securities. The Company classified its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value/amortized cost, excluding gross unrealized holding losses and fair value of held to maturity securities on March 31, 2024 and December 31, 2023 are as follows:

	Carrying	Gross	Gross
	Value/Amortized	Unrealized	Unrealized
As of March 31, 2024	Cost	Gains	Losses	Fair Value
Cash Demand Deposit Account	$46,889,042	$—	$—	$46,889,042

	Carrying	Gross	Gross
	Value/Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
Marketable securities held in Trust Account	$46,305,735	$—	$—	$46,305,735

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

As of March 31, 2024 and December 31, 2023, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an estimate of the probability of a successful Business Combination. The inputs used in the Monte Carlo analysis included expected market volatility, expected risk-free interest rate and expected life of the Public Warrants. The Company estimated the selected market volatility following a successful Business Combination by considering the five‐year historical volatility of the NASDAQ 100 Tech Sector index. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful Business Combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company compared the estimated fair value of the Public Warrants following a successful Business Combination to the current trading price of the Public Warrants to calculate an estimate of the probability of a successful Business Combination. The Company then applied a Black-Scholes formula and the calculated probability of a successful Business Combination to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants at initial measurement were the same as those used in the Public Warrant analysis. The fair value of the Public Warrants on March 31, 2024 and December 31, 2023 was classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model and Black-Scholes Merton formula for the Public and Private Placement Warrants were as follows at initial measurement:

January 7,
Input	2022
Risk-free interest rate	1.64%
Expected term (years)	6.50
Expected volatility	7.2%
Exercise price	$11.50
Stock price of Class A ordinary share	$9.83

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
Input	2024	2023
Risk-free interest rate	4.10%	3.84%
Expected term (years)	5.00	5.00
Expected volatility	31.7%	31.70%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$11.09	$10.91

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2023	$636,000
Change in fair value	1,272,000
Fair value at March 31, 2024	$1,908,000

Private
Placement
Warrants
Fair value at December 31, 2022	$1,272,000
Change in fair value	—
Fair value at March 31, 2023	$1,272,000

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

As of March 31, 2024, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.12 and $0.10 per warrant for aggregate value of $1,908,000 and $1,150,000, respectively.

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

On April 3, 2024, the Company held the Second Extension Meeting at which the Company’s shareholders approved the Second Charter Amendment for the Second Extension. In connection with the Second Charter Amendment, the Company issued the Extension Note to the Company’s Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company will deposit in its Trust Account $40,000 each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) through January 7, 2025 for the benefits of the Public Shares that are not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. In connection with the Second Extension, shareholders holding 1,964,993 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $21.87 million (approximately $11.13 per share) was removed from the Trust Account to pay such holders. Immediately following the redemptions, there are 2,249,422 Public Shares issued and outstanding.

In April 2024, the Second Promissory Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

the Company’s initial Business Combination and (b) the date of the Company’s liquidation. The Company has drawn additional $490,000 under the amended Second Promissory Note subsequent to March 31, 2024.

In April 2024, the Company issued the Extension Note to the Company’s sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company will deposit in its Trust Account $40,000 each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) through January 7, 2025 for the benefits of the Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. The Company has drawn two monthly installments of $40,000 and deposited them in the Trust Account through the date of this report.

On April 16, 2024, the Company received a notice (the “Nasdaq Delisting Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq”) indicating that the Company did not regain compliance with the Minimum Total Holders Rule during the Extension Period, as defined below. On September 25, 2023, the Company received a written notice from the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(2)(B)(i), the maximum amount of time for the Company to regain compliance with the Minimum Total Holders Rule is 180 days, or until March 25, 2024 (the “Extension Period”). The Company has requested a hearing before the Nasdaq Hearings Panel (the “Panel”) which stayed the suspension of trading on the Company’s securities, and the Company’s securities continue to trade on the Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision. The Company is scheduled to appear before the Panel on May 23, 2024. There can be no assurance that the hearing before the Panel will be successful.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s 2023 Annual Report filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated in the Cayman Islands on February 3, 2021. We were formed for the purpose of effecting a Business Combination with one or more businesses.

We have until January 7, 2025 (or such earlier date as determined by the board of directors) to complete a Business Combination (see April 2024 update below for proposal to amend charter). If we have not completed a Business Combination within such period of time, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the period of time provided in our amended and restated memorandum and articles of association.

Recent Developments

On January 5, 2024, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of the Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Second Promissory Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination and (b) the date of the Company’s liquidation. The Company borrowed the following amounts under the Second Promissory Note after December 31, 2023: $48,500 on January 26, 2024 and $315,000 on February 26, 2024.

On April 3, 2024, we held the Second Extension Meeting at which our shareholders approved the Second Charter Amendment for the Second Extension. In connection with the Second Charter Amendment we issued the Extension Note to our sponsor, pursuant to which our sponsor agreed to loan us up to $360,000 in connection with the extension of our termination date from April 7, 2024 to January 7, 2025. We will deposit in its Trust Account $40,000 each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) through January 7, 2025 for the benefits of the Public Shares that are not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. In connection with the extension, shareholders holding 1,964,993 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $21.87 million (approximately $11.13 per share) was removed from the Trust Account to pay such holders. Immediately following the redemptions, there were 2,249,422 Class A ordinary shares issued and outstanding.

On April 16, 2024, we received the Nasdaq Delisting Notice from the Nasdaq indicating that we did not regain compliance with the Minimum Total Holders Rule during the Extension Period, as defined below. On September 25, 2023, we received a written notice from the Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(2)(B)(i), the maximum amount of time for the Company to regain compliance with the Minimum Total Holders Rule is 180 days, or until March 25, 2024 (the “Extension Period”). We have requested a hearing before the Panel which stayed the suspension of trading on our securities, and our securities continue to trade on the Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision. We are scheduled to appear before the Panel on May 23, 2024. There can be no assurance that the hearing before the Panel will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through March 31, 2024 were organizational activities, the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $3,902,244, which consists of change in fair value of warrant liabilities of $2,077,000 and operating and formation costs of $2,408,551, offset by interest income on cash and marketable securities held in the Trust Account of $583,307.

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

In August 2023, we issued the Second Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of December 31, 2023, $250,000 was outstanding and an aggregate of $50,000 may be borrowed under this note. On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000.

For the three months ended March 31, 2024, cash used in operating activities was $336,380. Net loss of $3,902,244 was affected by interest earned on marketable securities held in the Trust Account of $583,307 and change in fair value of warrant liabilities of $2,077,000. Changes in operating assets and liabilities provided $2,072,171 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $310,621. Net income of $2,064,273 was affected by interest earned on marketable securities held in the Trust Account of $2,559,463. Changes in operating assets and liabilities used $184,569 of cash for operating activities.

As of March 31, 2024, we had cash held in the Trust Account of $46,889,042 (including $3,480,568 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $35,147. We intend to use the funds held outside the Trust Account to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In April 2024, the Second Promissory Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination and (b) the date of our liquidation.

In April 2024, we issued the Extension Note to our sponsor, pursuant to which our sponsor agreed to loan us up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. We will deposit in its Trust Account $40,000 each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) through January 7, 2025 for the benefits of the Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings under the Working Capital Loans.

Liquidity and Going Concern

We have until January 7, 2025 to consummate a Business Combination. If a Business Combination is not consummated by the liquidation date, there may be a mandatory liquidation and subsequent dissolution. Additionally, we don’t have sufficient liquidity to fund the working capital needs of the Company through January 7, 2025 or through twelve months from the issuance of this report. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for the twelve months from the date of filing of this report. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 7, 2025.

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

On May 23, 2023, in connection with the Transfer, the Company and the sponsor entered into the Amended Administrative Support Agreement, pursuant to which the Company has ceased to pay the sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the year ended December 31, 2023, the Company incurred $320,333 in fees for these services. For the three months ended March 31, 2024 we incurred and paid $50,000 in fees for these services.

We granted the underwriter a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of January 7, 2022, the over-allotment was fully exercised.

The underwriter received a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate (which included an additional $600,000 received pursuant to the full exercise of the over-allotment option), which was paid at closing of the IPO. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate (which included an additional $1,050,000 received pursuant to the full exercise of the over-allotment option). The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 14, 2023, the underwriter terminated its association with us and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as our underwriter in our IPO.

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

In August 2023, the Company issued the Second Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Second Promissory Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. The Second Promissory Note (as amended) is non-interest bearing and payable on the earlier of: (i) the date of the Company’s liquidation or (ii) the date on which Company consummates its Business Combination. The Company borrowed the following amounts under the Second Promissory Note: $100,000 on September 26, 2023, $150,000 on November 28, 2023, $48,500 on January 26, 2024 and $315,000 on February 26, 2024. As of March 31, 2024, and December 31, 2023, $613,500 and $250,000 was outstanding under the Second Promissory note, respectively, and an aggregate amounts of $136,500 and $50,000 may be borrowed under this note, respectively. Subsequent to March 31, 2024 the Company borrowed additional $490,000 under the terms of the Second Promissory Note.

In April 2024, we issued the Extension Note to our sponsor, pursuant to which our sponsor agreed to loan us up to $360,000 in connection with the extension of our termination date from April 7, 2024 to January 7, 2025. We will deposit in its Trust Account $40,000 each month (commencing on April 7, 2024 and on the 7th day of each subsequent month) through January 7, 2025 for the benefits of the Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. The Company has drawn two installments of $40,000 under the terms of this note and deposited them in the Trust Account through the date of this report.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

We consider an accounting estimate to be critical if (i) the accounting estimate requires to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. We have identified management inputs used in the calculation of Company’s warrant liabilities as critical accounting estimates. There are other items in our condensed financial statements that require estimation but are not deemed to be critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgements, see Note 2– Summary of Significant Accounting Policies in the Notes to the Financial Statements included in this report.

Warrant Liabilities

A critical accounting estimate made in our condensed financial statements is the estimated fair value of our warrant liabilities. The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

As of March 31, 2024 and December 31, 2023, we had 27,400,000 warrants issued and outstanding, including 11,500,000 Public warrants classified as Level 1, and 15,900,000 Private warrants classified as Level 3 in the hierarchy of fair value measurements.

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares is excluded from (loss) income per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of our Company.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — “Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also simplifies the diluted earnings per share calculation in certain areas and introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 did not have an impact on our financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s Management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed financial statements and disclosures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this report on that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) 2023 Annual Report, annual report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 31, 2023, and  annual report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 28, 2022, (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 14, 2023, (iv) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the SEC on August 18, 2023, (v) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the SEC on May 15, 2023, (vi) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 9, 2022, (vii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 10, 2022, (viii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022, (ix) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 6, 2024, and (x) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on June 12, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have received the Nasdaq Delisting Notice notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(2). If we cannot regain compliance, our securities may be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On April 16, 2024, we received the Nasdaq Delisting Notice from the Nasdaq indicating that we did not regain compliance with the Minimum Total Holders Rule during the Extension Period. On September 25, 2023, we received a written notice from the Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(2)(B)(i), the maximum amount of time for the Company to regain compliance with the Minimum Total Holders Rule is 180 days, or until March 25, 2024 (the “Extension Period”). We have requested a hearing before the Panel which stayed the suspension of trading on our securities, and our securities continue to trade on the Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision. We are scheduled to appear before the Panel on May 23, 2024. There can be no assurance that the hearing before the Panel will be successful.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares are to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022. There has been no material change in the planned use of proceeds from our IPO and private placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
3.1	Amendment to the Amended and Restated Memorandum and Articles of Association. (1)
10.1	Promissory Note issued to Cartica Acquisition Partners, LLC, dated April 4, 2024. (1)
10.2	Amendment No. 2 to the Promissory Note issued to Cartica Acquisition Partners, LLC, dated April 4, 2024. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to relevant exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2024.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTICA ACQUISITION CORP

Date: May 15, 2024	By:	/s/ Suresh Guduru
	Name:	Suresh Guduru
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)