Form 10-Q
period 2024-06-30
Cartica Acquisition Corp
filed 2024-08-21
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41198

CARTICA ACQUISITION CORP
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 11th Floor, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

+1-202-741-3677
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 21, 2024, there were 6,999,422 Class A ordinary shares, par value $0.0001 per share, and 1,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$19,294	$8,027
Prepaid expenses	76,107	89,513
Total Current Assets	95,401	97,540
Cash and marketable securities held in Trust Account	25,486,129	46,305,735
Total Assets	$25,581,530	$46,403,275

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$4,088,262	$570,768
Promissory notes – related party	1,433,500	250,000
Total Current Liabilities	5,521,762	820,768

Warrant liabilities	5,206,000	981,000
Total Liabilities	10,727,762	1,801,768

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 2,249,422 and 4,214,415 shares at redemption value of $11.33 and $10.99 as of June 30, 2024 and December 31, 2023, respectively	25,486,129	46,305,735

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,750,000 issued and outstanding (excluding 2,249,422 and 4,214,415 shares subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	475	475
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	100	100
Additional paid-in capital	2,233,342	3,285,341
Accumulated deficit	(12,866,278)	(4,990,144)
Total Shareholders’ Deficit	(10,632,361)	(1,704,228)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$25,581,530	$46,403,275

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating and formation costs	$2,174,582	$655,107	$4,583,133	$1,150,297
Loss from operations	(2,174,582)	(655,107)	(4,583,133)	(1,150,297)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	348,692	2,914,130	931,999	5,473,593
Change in fair value of warrant liabilities	(2,148,000)	548,000	(4,225,000)	548,000
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	—	214,220	—	214,220
Other income, net	(1,799,308)	3,676,350	(3,293,001)	6,235,813

Net (loss) income	$(3,973,890)	$3,021,243	$(7,876,134)	$5,085,516

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	2,335,795	23,000,000	3,275,105	23,000,000

Basic and diluted net (loss) income per share, Class A ordinary shares subject to redemption	$(0.49)	$0.11	$(0.87)	$0.18

Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class A and Class B ordinary shares not subject to redemption	(0.49)	0.11	(0.87)	0.18

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED June 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	4,750,000	$475	1,000,000	$100	$3,285,341	$(4,990,144)	$(1,704,228)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(583,307)	—	(583,307)

Net loss	—	—	—	—	—	(3,902,244)	(3,902,244)

Balance – March 31, 2024	4,750,000	$475	1,000,000	$100	$2,702,034	$(8,892,388)	$(6,189,779)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(468,692)	—	(468,692)

Net loss	—	—	—	—	—	(3,973,890)	(3,973,890)

Balance – June 30, 2024	4,750,000	$475	1,000,000	$100	$2,233,342	$(12,866,278)	$(10,632,361)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	5,750,000	$575	$—	$(8,811,016)	$(8,810,441)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,559,463)	(2,559,463)

Net income	—	—	—	—	—	2,064,273	2,064,273

Balance – March 31, 2023	—	—	5,750,000	575	—	(9,306,206)	(9,305,631)

Conversion of Class B ordinary shares to Class A Ordinary Shares - Non- redeemable	4,750,000	475	(4,750,000)	(475)	—	—	—

Waiver of deferred underwriting fee	—	—	—	—	7,835,780	—	7,835,780

Capital Contribution by Sponsor for issuance of Non-Redemption agreements to Stockholders	—	—	—	—	158,139	—	158,139

Stockholder non-redemption agreements	—	—	—	—	(158,139)	—	(158,139)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(2,914,130)	—	(2,914,130)

Net income	—	—	—	—	—	3,021,243	3,021,243

Balance – June 30, 2023	4,750,000	$475	1,000,000	$100	$4,921,650	$(6,284,963)	$(1,362,738)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(7,876,134)	$5,085,516
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(931,999)	(5,473,593)
Change in fair value of warrant liabilities	4,225,000	(548,000)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	—	(214,220)
Changes in operating assets and liabilities:
Prepaid expenses	13,406	73,979
Accounts payable and accrued expenses	3,517,494	206,179
Net cash used in operating activities	(1,052,233)	(870,139)

Cash Flows from Investing Activities:
Cash deposited in the Trust Account for monthly extensions	(120,000)	—
Cash withdrawn from Trust Account in connection with redemption	21,871,605	—
Net cash provided by investing activities	21,751,605	—

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	1,183,500	—
Redemption of Class A ordinary shares subject to redemption	(21,871,605)	—
Net cash used in financing activities	(20,688,105)	—

Net Change in Cash	11,267	(870,139)
Cash – Beginning of period	8,027	1,081,479
Cash – End of period	$19,294	$211,340

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$1,051,999	$5,473,593
Waived deferred underwriting discount	$—	$7,835,780
Redeemed stock payable to public stockholders	$—	$200,586,942

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The Company must consummate a Business Combination initially by July 7, 2023 (which was 18 months from the closing of IPO), which was extended to April 7, 2024 and further to January 7, 2025 (or such earlier date as determined by the board) (the “Combination Period”). If the Company has not consummated a Business Combination within the Combination Period, the Company will redeem 100% of the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions.

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

On May 23, 2023, the Sponsor entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the Cartica Investors, LP and Cartica Investors II, LP (together, the “Cartica Funds”) and Namaste Universe Sponsor LLC, a Delaware limited liability company (“Namaste”). Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in the Sponsor, which combined interests entitled Namaste to receive, in the aggregate, 3,490,949 Class B ordinary shares, par value $0.0001 per share and 15,900,000 private placement warrants (the transaction, the “Transfer”). In connection with the Transfer, the Company terminated the Forward Purchase Agreement, amended the administrative support agreement (see Note 5), and experienced a change in its board of directors, as more fully described below within these condensed financial statements.

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

JUNE 30, 2024

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

On April 3, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “Second Extension Meeting”) at which the Company’s shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association, as amended (the “Second Charter Amendment”) to extend the date by which the Company has to consummate a Business Combination from April 7, 2024 to January 7, 2025 (the “Second Extension”). In connection with the Second Charter Amendment, the Company issued a promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension. In connection with the Second Extension, shareholders holding 1,964,993 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $21.87 million (approximately $11.13 per share) was removed from the Trust Account to pay such holders. Immediately following the redemptions, there were 2,249,422 Public Shares issued and outstanding.

On April 16, 2024, the Company received a notice (the “Nasdaq Delisting Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq” or the “Exchange”) indicating that the Company did not regain compliance with the Minimum Total Holders Rule during the Extension Period, as defined below. On September 25, 2023, the Company received a written notice from the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(2)(B)(i), the maximum amount of time for the Company to regain compliance with the Minimum Total Holders Rule is 180 days, or until March 25, 2024 (the “Extension Period”). The Company had requested a hearing before the Nasdaq Hearings Panel (the “Panel”) which stayed the suspension of trading on the Company’s securities, and the Company’s securities continued to trade on the Nasdaq Global Market while the hearing and the written decision by the Panel were in process. The Company appeared before the Panel on May 23, 2024.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

On June 17, 2024, the Company received a written notice from the Panel indicating it had granted the Company’s request for continued listing on the Exchange and transfer of its securities to the Nasdaq Capital Market from the Nasdaq Global Market, subject to the obligation that, on or before June 28, 2024, the Company will demonstrate compliance with Listing Rule 5450(a)(2). On July 11, 2024, the Company received a letter from the Nasdaq notifying the Company that the Exchange approved the Company’s application to list its securities on the Nasdaq Capital Market. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on July 12, 2024. On July 26, 2024, the Company received a letter from the Nasdaq notifying the Company that the Company has demonstrated compliance with Listing Rule 5450(a)(2) and thus the Panel has determined to continue the listing of the Company’s securities on the Exchange.

On June 24, 2024, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Nidar Infrastructure Limited, a Cayman Islands exempted company (“Nidar”), and Yotta Data and Cloud Limited, a Cayman Islands exempted company and a wholly owned subsidiary of Nidar (“Merger Sub”). Nidar is a data center provider for artificial intelligence and high-performance compute in India. Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement, (a) Merger Sub will merge with and into Cartica (the “First Merger”), with Cartica surviving the First Merger as a direct, wholly owned subsidiary of Nidar (Cartica as the surviving entity of the First Merger, the “Surviving Entity”) and the shareholders of Cartica becoming shareholders of Nidar; and (b) Surviving Entity will merge with and into Nidar (such merger, the “Second Merger” and together with the First Merger, the “Mergers”), with Nidar (such company, as the surviving entity of the Second Merger, the “Surviving Company”) surviving the Second Merger. Concurrently with the execution and delivery of the Business Combination Agreement, (i) the Sponsor, the Company, and Nidar entered into a Lock-Up and Support Agreement (the “Sponsor Lock-Up and Support Agreement”), and (ii) Nidar, the Company, and the Nidar shareholders entered into a Lock-Up and Support Agreement (the “Nidar Shareholder Lock-Up and Support Agreement”).

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Liquidity and Going Concern

As of June 30, 2024, the Company had $19,294 in its operating bank accounts and working capital deficit of $5,426,361.

In August 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Note”). On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000 (the “Third Amendment”). The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination and (b) the date of the Company’s liquidation. $1,313,500 and $250,000 was outstanding under the Working Capital Note as of June 30, 2024 and December 31, 2023, respectively.

In April 2024, the Company issued a promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension. As of June 30, 2024, the Company borrowed $120,000 under the terms of the Extension Note. Subsequent to June 30, 2024, the company has drawn additional $80,000 to cover extension payments in the Trust Account to allow extension through September 7, 2024.

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

The Company has until January 7, 2025, to consummate a Business Combination. If a Business Combination is not consummated by the liquidation date, there may be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through January 7, 2025, or through twelve months from the filing of this report. Management of the Company has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the filing of this report. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 7, 2025.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2024 and December 31, 2023.

Cash and Marketable Securities Held in Trust Account

At June 30, 2024, all of the assets in the Trust Account were in the form of cash held in an interest-bearing demand deposit account and at December 31, 2023, substantially all of the assets in the Trust Account were held in a money market fund that invests in U.S. Treasury securities.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

In connection with the Second Extension Meeting (see Note 1), shareholders holding 1,964,993 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following the redemptions, there were 6,999,422 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and the Sponsor holds approximately 68.1% of the issued and outstanding ordinary shares. On April 8, 2024, the Company paid an aggregate amount of $21,871,605 to the aforementioned redeeming shareholders for the 1,964,993 Public Shares redeemed on April 3, 2024 which included interest earned through April 8, 2024, the date the redemption was processed.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

As of June 30, 2024 and December 31, 2023, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

	Number of
	shares	$
Gross proceeds	23,000,000	230,000,000
Less:
Proceeds allocated to Public Warrants	—	(5,865,000)
Class A ordinary shares issuance costs	—	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	28,895,374
Class A ordinary shares subject to possible redemption as of December 31, 2022	23,000,000	240,113,631
Less:
Redemption of 18,785,585 Class A ordinary shares	(18,785,585)	(200,917,798)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	7,109,902
Class A ordinary shares subject to possible redemption as of December 31, 2023	4,214,415	46,305,735
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	583,307
Class A ordinary shares subject to possible redemption as of March 31, 2024	4,214,415	46,889,042
Less:
Redemption of shares	(1,964,993)	(21,871,605)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	468,692
Class A ordinary shares subject to possible redemption as of June 30, 2024	2,249,422	25,486,129

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

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
				Class A and
	Class A	Class A and B	Class A	Class B
	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(1,147,963)	$(2,825,927)	$2,416,995	$604,248
Denominator
Basic and diluted weighted average ordinary shares outstanding	2,335,795	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per ordinary share	$(0.49)	$(0.49)	$0.11	$0.11

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023
				Class A and
	Class A	Class A and B	Class A	Class B
	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(2,858,157)	$(5,017,977)	$4,068,413	$1,017,103
Denominator
Basic and diluted weighted average ordinary shares outstanding	3,275,105	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per ordinary share	$(0.87)	$(0.87)	$0.18	$0.18

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

JUNE 30, 2024

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Promissory Notes — Related Party

On February 9, 2021, the Company issued a promissory note (the “First Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the First Promissory Note was paid in full by the Company. As of June 30, 2024 and December 31, 2023, no additional amount may be borrowed under this note.

In August 2023, the Company issued the Working Capital Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000 (the “Third Amendment”). The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination and (b) the date of the Company’s liquidation. $1,313,500 and $250,000 was outstanding under the Working Capital Note as of June 30, 2024 and December 31, 2023, respectively.

In April 2024, the Company issued the Extension Note to the Company’s sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. $120,000 was drawn and outstanding under the terms of the Extension Note as of June 30, 2024.

Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Administrative Support Agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the Sponsor entered into an amendment to the administrative support agreement (the “Amended Administrative Support Agreement”), pursuant to which the Company has ceased to pay the Sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and six months ended June 30, 2024, the Company incurred and paid $50,000 and $100,000 in fees for these services, respectively. For the three and six months ended June 30, 2023, the Company incurred and paid $65,333 and $220,333 in fees for these services, respectively.

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

The Company estimated the aggregate fair value of the 962,500 Class A ordinary shares attributable to the non-redeeming shareholders to be $158,139 or $0.1643 per share. The fair value of the Class A ordinary shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, it was recognized by the Company as a capital contribution by the Sponsor to induce them not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost in the Company’s condensed statements of changes in the shareholder’s deficit for the three and six months ended June 30, 2023.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

On April 14, 2023, J.P. Morgan, the underwriter for the IPO of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $214,220 of other income on the Company’s condensed statements of operations attributable to the derecognition of deferred underwriting fees allocated to offering costs in the accompanying condensed statements of operations and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed statements of changes in shareholders’ deficit for the three and six months ended June 30, 2023.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

Service Provider Agreements

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with identifying potential targets in connection with the Company’s initial Business Combination, provide certain advisory services, and negotiate terms in connection with the Company’s initial Business Combination. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met. The conditions include, but are not limited to, either (i) signing of a letter of intent with a specific target, (ii) signing a business combination agreement with a specific target, and/or (iii) the successful consummation of an initial Business Combination with a specific target. The contingent fees related to the arrangements entered into as of June 30, 2024, are based on either (i) a percentage of total consideration paid or, (ii) a fixed fee; in either case not to exceed an aggregate amount of $6.0 million. No fees are currently payable under these arrangements.

On June 13, 2023, the Company and the Sponsor entered into an agreement with a service provider whereby upon approval of the First Extension, which occurred on June 30, 2023, $100,000 was due and payable to the service provider. In addition, upon the consummation of the Company’s Business Combination, the service provider will earn and receive an additional $100,000 cash payment from the Company and acquire 50,000 Founder Shares from the Sponsor at $0.003 per share, the original purchase price of such shares. The aggregate fair value of the Founder Shares as of June 30, 2023, the date the shareholders approved the First Extension, was $8,215 or $0.1643 per Founder Share. During the twelve month period ended December 31, 2023, the Company recognized and paid $100,000 of fees. No fees were recognized or paid in 2024.

On January 12, 2024, July 22, 2024 and July 30, 2024, the Company engaged a consortium of financial advisors in connection with the Business Combination Agreement as disclosed in Note 1 to act as placement agents for the Company in connection with the proposed offer and private placement of equity or equity-linked securities. In compensation for the services the Company shall pay financial advisors a transaction fee delineated in following tranches:

5.00% of the gross proceeds up to $250 million, plus

4.00% of the gross proceeds in excess of $250 million.

For the period ended June 30, 2024, the Company did not record any advisory fee for the placement agents.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2023, in connection with the First Extension Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares (see Note 1). At June 30, 2024 and December 31, 2023, there were 4,750,000 Class A ordinary shares issued or outstanding (excluding 2,249,422 and 4,214,415 shares subject to redemption), respectively.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2024	2023
Liabilities:
Warrant liabilities – Public Warrants	1	$2,185,000	$345,000
Warrant liabilities – Private Placement Warrants	3	$3,021,000	$636,000

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Cash and Marketable Securities Held in Trust Account

As of December 31, 2023, the investment in the Company’s Trust Account consisted of $0 in cash and $46,305,735 in money market funds that invest in U.S. Treasury Securities. The Company classified its U.S. Treasury Securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value/amortized cost, excluding gross unrealized holding losses and fair value of held to maturity securities as of December 31, 2023, are as follows:

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

As of June 30, 2024, the value of Public Warrants is based on observable trading prices.

As of December 31, 2023, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an estimate of the probability of a successful Business Combination. The inputs used in the Monte Carlo analysis included expected market volatility, expected risk-free interest rate and expected life of the Public Warrants. The Company estimated the selected market volatility following a successful Business Combination by considering the five‐year historical volatility of the NASDAQ 100 Tech Sector index. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful Business Combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company compared the estimated fair value of the Public Warrants following a successful Business Combination to the current trading price of the Public Warrants to calculate an estimate of the probability of a successful Business Combination. The Company then applied a Black-Scholes formula and the calculated probability of a successful Business Combination to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants at initial measurement were the same as those used in the Public Warrant analysis.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

As of June 30, 2024, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an implied volatility and probability of successful Business Combination. The inputs used in the Monte Carlo analysis included implied volatility, expected risk-free interest rate and expected life of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful Business Combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company then applied a Black-Scholes formula to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants at initial measurement were the same as those used in the Public Warrant analysis.

The key inputs into the Monte Carlo simulation model and Black-Scholes Merton formula for the Private Placement Warrants were as follows at initial measurement:

January 7,
Input	2022
Risk-free interest rate	1.64%
Expected term (years)	6.50
Expected volatility	7.2%
Exercise price	$11.50
Stock price of Class A ordinary share	$9.83

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
Input	2024	2023
Risk-free interest rate	4.33%	3.84%
Expected term (years)	5.00	5.00
Expected volatility	1.0%	31.70%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$11.31	$10.91

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2023	$636,000
Change in fair value	1,272,000
Fair value at March 31, 2024	1,908,000
Change in fair value	1,113,000
Fair value at June 30, 2024	$3,021,000

Private
Placement
Warrants
Fair value at December 31, 2022	$1,272,000
Change in fair value	—
Fair value at March 31, 2023	1,272,000
Change in fair value	(318,000)
Fair value at June 30, 2023	$954,000

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

As of June 30, 2024, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.19 and $0.19 per warrant for aggregate value of $3,021,000 and $2,185,000, respectively.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On July 11, 2024, the Company received a letter from the Nasdaq notifying the Company that the Exchange approved the Company’s application to list its securities on the Nasdaq Capital Market. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on July 12, 2024. On July 26, 2024, the Company received a letter from the Nasdaq notifying the Company that the Company has demonstrated compliance with Listing Rule 5450(a)(2) and thus the Panel has determined to continue the listing of the Company’s securities on the Exchange.

Subsequent to June 30, 2024, the company has drawn additional $80,000 under the terms of the Extension Note to cover extension payments through September 7, 2024, and $70,000 under the terms of the Working Capital Note.

On July 22, 2024, and July 30, 2024, the Company signed amendments to the engagement letters with two of the placement agents participating in the private placement of equity or equity-linked securities (as described in Note 6 above). The amendments stipulate percentage share of these placement agents in the transaction fee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “Cartica,” “we,” “us” or the “Company” refer to Cartica Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cartica Acquisition Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain capitalized terms used but not defined in the below discussion and elsewhere in this report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this report.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination, including the Business Combination and other transactions contemplated by the Business Combination Agreement (as defined below);
●	our expectations around the performance of the prospective target business or businesses, including Nidar (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ liquidity and trading;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC as well as the Risk Factors section of the proxy statement/ prospectus included in the registration statement for the proposed Business Combination when it becomes available. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated in the Cayman Islands on February 3, 2021. We were formed for the purpose of effecting a Business Combination with one or more businesses.

We have until January 7, 2025 (or such earlier date as determined by the board of directors) to complete a Business Combination (see April 2024 update below for the Second Charter Amendment). If we have not completed a Business Combination within such period of time, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the period of time provided in our amended and restated memorandum and articles of association.

On January 24, 2024, the SEC adopted new rules and regulations for special-purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Second Promissory Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination and (b) the date of the Company’s liquidation. In 2024 the Company borrowed an aggregate of $1,063,500 under the terms of the Working Capital Note.

On April 3, 2024, we held the Second Extension Meeting at which our shareholders approved the Second Charter Amendment for the Second Extension. In connection with the Second Charter Amendment we issued the Extension Note to our sponsor, pursuant to which our sponsor agreed to loan us up to $360,000 in connection with the extension of our termination date from April 7, 2024 to January 7, 2025. We first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. In connection with the extension, shareholders holding 1,964,993 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $21.87 million (approximately $11.13 per share) was removed from the Trust Account to pay such holders. Immediately following the redemptions, there were 6,999,422 Class A ordinary shares issued and outstanding.

On April 16, 2024, we received the Nasdaq Delisting Notice from the Nasdaq indicating that we did not regain compliance with the Minimum Total Holders Rule during the Extension Period, as defined below. On September 25, 2023, we received a written notice from the Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(2)(B)(i), the maximum amount of time for the Company to regain compliance with the Minimum Total Holders Rule is 180 days, or until March 25, 2024 (the “Extension Period”). We had requested a hearing before the Panel which stayed the suspension of trading on our securities, and our securities continued to trade on the Nasdaq Global Market while the hearing and the written decision by the Panel were in process. We appeared before the Panel on May 23, 2024.

On June 17, 2024, we received a written notice from the Panel indicating it had granted our request for continued listing on the Exchange and transfer of its securities to the Nasdaq Capital Market from the Nasdaq Global Market, subject to the obligation that, on or before June 28, 2024, the Company will demonstrate compliance with Listing Rule 5450(a)(2). On July 11, 2024, the Company received a letter from the Nasdaq notifying the Company that the Exchange approved the Company’s application to list its securities on the Nasdaq Capital Market. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on July 12, 2024. On July 26, 2024 the Company received a letter from the Nasdaq notifying the Company that the Company has demonstrated compliance with Listing Rule 5450(a)(2) and thus the Panel has determined to continue the listing of the Company’s securities on the Exchange.

Business Combination Agreement

On June 24, 2024, we entered into the Business Combination Agreement by and among Cartica, Nidar, and the Merger Sub.

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):

(i)

on the date of the closing of the Business Combination (the “Closing Date”) and immediately prior to the First Effective Time (as defined below), Nidar will effect a share split of each ordinary share of Nidar (each such ordinary share, a “Nidar Ordinary Share”), into such number of Nidar Ordinary Shares, calculated in accordance with the Business Combination Agreement, such that each Nidar Ordinary Share will have, after giving effect to such share split, a value equal to the per share amount payable in respect of each Class A ordinary share of Cartica held by shareholders of Cartica who have validly exercised their redemption right in connection with the extraordinary general meeting of Cartica’s shareholders to approve the Mergers (as defined below) and the related transactions (the “Extraordinary General Meeting”);

(ii)

at the closing of the Business Combination (the “Closing”), upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the Companies Act (as amended) of the Cayman Islands (the “Cayman Companies Law”), Merger Sub will merge with and into Cartica (such merger, the “First Merger”), with Cartica surviving the First Merger as a direct, wholly owned subsidiary of Nidar (Cartica as the surviving entity of the First Merger, the “Surviving Entity”) and the shareholders of Cartica becoming shareholders of Nidar;

(iii)

immediately following the consummation of the First Merger and as part of the same overall transaction, upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the Cayman Companies Law, the Surviving Entity will merge with and into Nidar (such merger, the “Second Merger” and together with the First Merger, the “Mergers”), with Nidar (such company, as the surviving entity of the Second Merger, the “Surviving Company”) surviving the Second Merger; and

(iv)

immediately prior to the effective time of the First Merger (the “First Effective Time”), the Class A ordinary shares of Cartica and the Warrants, comprising each issued and outstanding Units sold in Cartica’s IPO, each consisting of one (1) Class A ordinary share and one-half (1/2) of one (1) Warrant, will be, to the extent not previously separated, automatically separated (the “Unit Separation”) in accordance with the terms of the Units of Cartica, and the holder thereof will thereafter hold one (1) Class A ordinary share of Cartica and one-half (1/2) of one (1) Warrant; provided, that no fractional Warrants will be issued in connection with the Unit Separation such that if a holder of such Units would be entitled to receive a fractional Warrant upon the Unit Separation, the number of Warrants to be issued to such holder upon the Unit Separation will be rounded down to the nearest whole number of the Warrants;

(v)

at the First Effective Time, each Class A ordinary share and Class B ordinary share of Cartica, (together with the Class A ordinary share, the “Cartica Shares”) that is issued and outstanding as of immediately prior to the First Effective Time will automatically be converted into the right to receive one (1) Nidar Ordinary Share (the “Merger Consideration”) and, after giving effect to such automatic conversion, at the First Effective Time and as a result of the First Merger, each Cartica Share will no longer be outstanding and will automatically be cancelled by virtue of the First Merger;

(vi)

at the First Effective Time, each Warrant and each Private Placement Warrants of Cartica (together with the Warrants, the “Cartica Warrants”) will be converted into the right to receive a corresponding warrant to purchase Nidar Ordinary Shares (the “Nidar Warrants”);

(vii)

at the First Effective Time, each Class A ordinary share of Cartica that is held by shareholders of Cartica who have validly exercised their redemption right in connection with the Extraordinary General Meeting, issued and outstanding as of immediately prior to the First Effective Time will automatically be cancelled and will thereafter represent only the right of the holder thereof to be paid a pro rata share of the aggregate amount payable with respect to all Cartica redemptions related to the Extraordinary General Meeting; and

(viii)

at the First Effective Time, each Cartica Share issued and outstanding as of immediately prior to the First Effective Time held by shareholders of Cartica who have validly exercised their right to dissent to the First Merger (the “Dissenting Shares”) will be automatically cancelled and will thereafter represent only the right of the holder thereof to be paid the fair value of such Dissenting Shares and such other rights as are granted by the Cayman Companies Law.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing: (i) by mutual written consent of Cartica and Nidar; (ii) by either Cartica or Nidar, if there is in effect any law or an order or decree issued by a governmental entity, in any case having the effect of permanently restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Mergers; (iii) by either Cartica or Nidar, if the Second Merger has not been consummated prior to July 7, 2025; (iv) by either Cartica or Nidar, if certain approvals of Cartica’s shareholders, to the extent required under the Business Combination Agreement, are not obtained as set forth therein; (v) by Cartica, if Nidar has breached any of its covenants or representations and warranties in any material respect and has not cured such breach within the time periods provided for in the Business Combination Agreement; (vi) by Cartica, if there has been a material adverse effect that is continuing and has not been cured within the time periods provided for in the Business Combination Agreement; (vii) by Cartica, if any Nidar shareholder revokes, or seeks to revoke, the unanimous written consent by all Nidar shareholders approving the Company Transaction Proposals (as defined in the Business Combination Agreement); (viii) by Nidar, if Cartica has breached any of its covenants or representations and warranties in any material respect and has not cured such breach within the time periods provided for in the Business Combination Agreement; or (ix) by Nidar, if there has been a SPAC Impairment Effect (as defined in the Business Combination Agreement) that is continuing and has not been cured within the time periods provided for in the Business Combination Agreement.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to the text of Business Combination Agreement, a copy of which is attached as Exhibit 2.1 on the Current Report on Form 8-K dated June 24, 2024 filed with the SEC on June 24, 2024.

Sponsor Lock-Up and Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor, Cartica and Nidar entered into the Sponsor Lock-Up and Support Agreement, pursuant to which the Sponsor agreed to, among other things, (i) attend any Cartica shareholder meeting to establish a quorum for the purpose of approving the Cartica transaction proposals; (ii) vote its Cartica Shares in favor of the Cartica transaction proposals, including the approval of the Business Combination Agreement and the transactions contemplated thereby; and (iii) vote all Cartica Shares against (A) other than in connection with the Transactions (as defined in the Business Combination Agreement), any business combination agreement, merger agreement or merger (other than the Business Combination Agreement and the Mergers), scheme of arrangement, business combination, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Cartica or any public offering of any shares of Cartica or, in case of a public offering only, a newly-formed holding company of Cartica, (B) any SPAC Alternative Transaction Proposal (as defined in the Business Combination Agreement), and (C) any amendment of the organizational documents of Cartica or other proposal or transaction involving Cartica, which, in each of cases (A) and (C) of this sentence, would be reasonably likely to in any material respect impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by Cartica of, prevent or nullify any provision of the Business Combination Agreement or any other Transaction Agreement (as defined in the Business Combination Agreement), the Mergers or any other Transaction or change in any manner the voting rights of any class of Cartica’s share capital.

Pursuant to the Sponsor Lock-Up and Support Agreement, the Sponsor also agreed (i) not to transfer any Nidar Ordinary Shares issued to the Sponsor as Merger Consideration (such Nidar Ordinary Shares, the “Sponsor Locked-Up Shares”) for a period of one (1) year from and after the Closing Date, subject to the exceptions set forth in the Sponsor Lock-Up and Support Agreement, and (ii) that, after the Closing, seventy-five percent (75%) of the Sponsor Locked-Up Shares shall become unvested and subject to forfeiture, only to be vested again if certain Nidar financing and price milestones described more fully in the Sponsor Lock-Up and Support Agreement are achieved, subject to the terms and conditions contemplated by the Sponsor Lock-Up and Support Agreement.

The foregoing description of the Sponsor Lock-Up and Support Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Sponsor Lock-Up and Support Agreement, a copy of which is attached as Exhibit 10.1 on the Current Report on Form 8-K dated June 24, 2024 filed with the SEC on June 24, 2024.

Nidar Shareholder Lock-Up and Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Nidar, Cartica and the Nidar shareholders entered into the Nidar Shareholder Lock-Up and Support Agreement, pursuant to which the Nidar shareholders agreed to, among other things, (i) attend any Nidar shareholder meeting to establish a quorum; and (ii) vote Pre-Split Shares (as defined in the Business Combination Agreement) held or acquired by such Nidar shareholder against (A) other than in connection with the Transactions, any business combination agreement, merger agreement or merger (other than the Business Combination Agreement and the Mergers), scheme of arrangement, business combination, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Nidar or any public offering of any equity securities of Nidar, any of its material subsidiaries, or, in case of a public offering only, a newly-formed holding company of Nidar or such material subsidiaries, (B) any Alternative Transaction Proposal, (C) any amendment of the organizational documents of Nidar or other proposal or transaction involving Nidar or any of its subsidiaries and (D) any proposal or effort to revoke (in whole or in part) any approval set forth in the written resolution pursuant to which the Nidar shareholders, among other things, approved the Business Combination, which, in each of cases (A) and (C) of this sentence, would be reasonably likely to in any material respect impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by Nidar of, prevent or nullify any provision of the Business Combination Agreement or any other Transaction Agreement, the Mergers or any other Transaction or change in any manner the voting rights of any class of Nidar’s share capital. In addition, subject to the terms and conditions contemplated by the Nidar Shareholder Lock-Up and Support Agreement, the Nidar shareholders also agreed to not revoke (in whole or in part), or seek to revoke (in whole or in part), the written resolution pursuant to which the Nidar shareholders, among other things, approved the Business Combination without the prior written consent of Cartica. The approvals, agreements and consents described above are subject to certain additional conditions.

Pursuant to the Nidar Shareholder Lock-Up and Support Agreement, each Nidar shareholder also agreed not to transfer any Nidar Ordinary Shares held by such Nidar shareholder immediately after the Closing, for a period of one (1) year from and after the Closing Date, subject to the exceptions set forth in the Nidar Shareholder Lock-Up and Support Agreement.

The foregoing description of the Nidar Shareholder Lock-Up and Support Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Nidar Shareholder Lock-Up and Support Agreement, a copy of which is attached as Exhibit 10.2 on the Current Report on Form 8-K dated June 24, 2024 filed with the SEC on June 24, 2024.

Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, the Surviving Company, the Sponsor, certain other shareholders of Cartica and a shareholder of Nidar will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Nidar will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain Nidar Ordinary Shares (including Nidar Ordinary Shares issuable, following the Business Combination, upon the exercise of Nidar Warrants issued upon the conversion of the Private Placement Warrants of Cartica, the Nidar Warrants issued upon the conversion of the Private Placement Warrants of Cartica and other equity securities of Nidar that are held by parties thereto from time to time. In certain circumstances, various parties to the Registration Rights Agreement will also be entitled customary demand and/or piggyback registration rights, in each case subject to certain limitations set forth in the Registration Rights Agreement. In addition, the Registration Rights Agreement provides that Nidar will pay certain expenses relating to such registrations and indemnify the security holders against certain liabilities.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Registration Rights Agreement, a copy of which is attached as Exhibit E of the Business Combination Agreement, filed as Exhibit 2.1 on the Current Report on Form 8-K dated June 24, 2024 filed with the SEC on June 24, 2024.

Warrant Agreement

The Business Combination Agreement contemplates that, at or prior to the Closing, Nidar, Cartica and Continental Stock Transfer & Trust Company will enter into an amended and restated warrant agreement (the “Amended and Restated Warrant Agreement”), pursuant to which, among other things, (i) Cartica will assign Nidar all of its rights, interests and obligations in and under the Amended and Restated Warrant Agreement and (ii) each Cartica Warrant that is issued and outstanding as of immediately prior to the First Effective Time will be converted automatically into the right to receive a corresponding Nidar Warrant.

The foregoing description of the Amended and Restated Warrant Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Warrant Agreement, a form of which is attached as Exhibit H of the Business Combination Agreement, filed as Exhibit 2.1 on the Current Report on Form 8-K dated June 24, 2024 filed with the SEC on June 24, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through June 30, 2024 were organizational activities, the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net loss of $3,973,890, which consists of change in fair value of warrant liabilities of $2,148,000 and operating and formation costs of $2,174,582, offset by interest income on cash and marketable securities held in the Trust Account of $348,692.

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

For the six months ended June 30, 2024, we had a net loss of $7,876,134, which consists of change in fair value of warrant liabilities of $4,225,000 and operating and formation costs of $4,583,133, offset by interest income on cash and marketable securities held in the Trust Account of $931,999.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the current conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination.

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

In August 2023, we issued the Second Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation. As of June 30, 2024, $1,313,500 was drawn and outstanding under terms of the Working Capital Note and further $436,500 may be borrowed under this note.

For the six months ended June 30, 2024, cash used in operating activities was $1,052,233. Net loss of $7,876,134 was affected by interest earned on marketable securities held in the Trust Account of $ 931,999 and change in fair value of warrant liabilities of $ 4,225,000. Changes in operating assets and liabilities provided $3,530,900 of cash for operating activities.

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

As of June 30, 2024, we had cash held in the Trust Account of $25,486,129 (including $2,197,083 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $19,294. We intend to use the funds held outside the Trust Account to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In April 2024, we issued the Extension Note to our sponsor, pursuant to which our sponsor agreed to loan us up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. We first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. We deposited a total of $120,000 in the Trust Account for the three and six months ended June 30, 2024.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings under the Working Capital Loans.

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

On May 23, 2023, in connection with the Transfer, the Company and the sponsor entered into the Amended Administrative Support Agreement, pursuant to which the Company has ceased to pay the sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and six months ended June 30, 2024, the Company incurred and paid $50,000 and $100,000 of fees for these services, respectively. For the three and six months ended June 30, 2023, we incurred $65,333 and $220,333 in fees for these services.

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

In August 2023, we issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Note”). On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000 (the “Third Amendment”). The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination and (b) the date of the Company’s liquidation. $1,313,500 and $250,000 was outstanding under the Working Capital Note as of June 30, 2024 and December 31, 2023, respectively.

In April 2024, we issued the Extension Note to our sponsor, pursuant to which our sponsor agreed to loan us up to $360,000 in connection with the extension of our termination date from April 7, 2024 to January 7, 2025. We first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. The Company has drawn five installments of $40,000 under the terms of this note and deposited them in the Trust Account through the date of this report. We deposited a total of $120,000 in the Trust Account for the three and six months ended June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, we had 27,400,000 warrants issued and outstanding, including 11,500,000 Public warrants classified as Level 1, and 15,900,000 Private warrants classified as Level 3 in the hierarchy of fair value measurements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this report on that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) 2023 Annual Report, annual report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 31, 2023, and annual report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 28, 2022, (iii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as filed with the SEC on May 15, 2024, (iv) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 14, 2023, (v) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the SEC on August 18, 2023, (vi) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the SEC on May 15, 2023, (vii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 9, 2022, (viii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 10, 2022, (ix) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022, (x) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 6, 2024, and (xi) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on June 12, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to the Business Combination with Nidar, please see the registration statement on Form S-4 to be filed once available.

If we fail to consummate our initial business combination by January 4, 2025, our securities will be suspended from trading on Nasdaq and subject to potential delisting, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial business combination.

Our Registration Statement was declared effective by the SEC on January 4, 2022, and our IPO was consummated on January 7, 2022. Our securities are currently listed on the Nasdaq Capital Market. Pursuant to our Second Charter Amendment, we have until January 7, 2025 (or such shorter period of time as determined by our board) to consummate our initial business combination. Nasdaq’s rules and guidance currently provide that SPACs (such as us) must satisfy certain listing conditions, including that a SPAC must complete one or more business combinations meeting certain conditions within 36 months of the effectiveness of its initial public offering registration statement (the “36-Month Requirement”). If a SPAC does not meet the 36-Month Requirement, it will receive a delisting determination from Nasdaq (the “Staff Delisting Determination”) which, among other things, informs the SPAC that (i) its securities will be suspended as of a date certain; (ii) it has a right to request review of the Staff Delisting Determination by the Panel; and (iii) a timely request for such review will stay the suspension and delisting action pending the issuance of a written decision of the Panel. The Panel may, where it deems appropriate, grant an exception to the continued listing standards for a period not to exceed 180 days from the date of the Staff Delisting Determination. The basis for the Staff Delisting Determination may be cured if, for example, a SPAC completes an initial business combination during the period of the stay.

On July 8, 2024, Nasdaq filed with the SEC a proposal to change the rules applicable to the foregoing procedures (the “Proposed Nasdaq Rules”) that includes removing the stay referred to above so that a SPAC’s securities will be immediately suspended from trading on Nasdaq through the pendency of the Panel’s review. In addition, under the Proposed Nasdaq Rules, the scope of the Panel’s review would be limited, as the Panel may only reverse a Staff Delisting Determination where it determines that the Staff Delisting Determination was in error and that the SPAC never failed to satisfy the 36-Month Requirement. In such cases, the Panel would not be able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a business combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company could apply to list its securities on Nasdaq pursuant to the normal application review process. The Proposed Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the 36-Month Requirement.

On July 15, 2024, the SEC issued a release approving the immediate effectiveness of the Proposed Nasdaq Rules. The Proposed Nasdaq Rules will become operative on October 7, 2024.

Accordingly, unless we are able to consummate our initial business combination on or prior to January 7, 2025, our securities will be suspended from trading on Nasdaq and subject to potential delisting. If Nasdaq were to suspend our securities from trading, or delist our securities, our securities could potentially be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	our ability to complete an initial business combination with a target company contemplating a Nasdaq listing, as we would be a less attractive acquiror absent a listing on a national exchange;
●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares are a “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, offers and sales of our securities by us may be subject to regulation and we may be subject to additional compliance costs in each state in which we offer or sell our securities.

Our public shareholders’ exercise of redemption rights with respect to a large number of Public Shares redeemed during the First Extension and the Second Extension may affect our ability to complete an initial business combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the redemption rate of shares held by public shareholders of SPACs at the time of a shareholder meeting that approves an amendment to memorandum and articles of association of the SPACs or the initial business combination of the SPACs has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial business combination.

In connection with (i) the First Extension, 18,785,585 Public Shares were redeemed at a price per Public Share of approximately $10.70, and (ii) the Second Extension, 1,964,993 Public Shares were redeemed at a price per Public Share of approximately $11.13, thereby reducing the number of outstanding Public Shares to 2,249,422, and reducing the total amount held in the Trust Account to approximately $25.49 million (as of June 30, 2024).

Due to the high rates of redemptions of Public Shares in connection with shareholder votes on extensions or business combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post- business combination company. Obtaining financing in connection with initial business combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the business combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial business combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a business combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial business combination, our public shareholders may only receive approximately $11.33 per Public Share on the liquidation of our Trust Account, as of June 30, 2024, and our Warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.33 per share on the redemption of their Public Shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 3, 2024, we held the Second Extension Meeting and our shareholders approved, among other things, the Second Charter Amendment, which extended the date by which we must consummate a Business Combination from April 7, 2024 to January 7, 2025 (or such earlier date as determined by our board). In connection with the vote to approve the Second Charter Amendment, the public shareholders holding 1,964,993 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of approximately $21.87 million, or approximately $11.13 per share to such redeeming public shareholders in such redemption.

(d) Maximum number
			(c) Total number of	(or approximate dollar
	(a) Total		shares (or units)	value) of shares (or
	number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share (or	publicly announced	purchased under the
Period	purchased	unit)	plans or programs	plans or programs
April 1 – April 30, 2024	1,964,993	$11.13	—	—

May 1 – May 31, 2024	—	—	—	—

June 1 – June 30, 2024	—	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 24, 2024, by and among Nidar Infrastructure Limited, Yotta Data and Cloud Limited and Cartica Acquisition Corp. (2)
3.1	Amendment to the Amended and Restated Memorandum and Articles of Association. (1)
10.1	Amendment No. 3 to the Promissory Note issued to Cartica Acquisition Partners, LLC, dated June 24, 2024. (2)
10.2	Amendment No. 2 to the Promissory Note issued to Cartica Acquisition Partners, LLC, dated April 4, 2024. (1)
10.3	Lock-Up and Support Agreement, dated as of June 24, 2024, by and among Cartica Acquisition Partners, LLC, Cartica Acquisition Corp and Nidar Infrastructure Limited. (2)
10.4	Lock-Up and Support Agreement, dated as of June 24, 2024, by and among Cartica Acquisition Corp, Nidar Infrastructure Limited and the shareholders of Nidar Infrastructure Limited. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to relevant exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2024.
(2)	Incorporated by reference to relevant exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2024,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTICA ACQUISITION CORP

Date: August 21, 2024	By:	/s/ Suresh Guduru
	Name:	Suresh Guduru
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2024	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)