Form 10-Q
period 2024-09-30
Cartica Acquisition Corp
filed 2024-11-18
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 15, 2024, there were 6,999,422 Class A ordinary shares, par value $0.0001 per share, and 1,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$10,367	$8,027
Prepaid expenses	39,920	89,513
Total Current Assets	50,287	97,540
Cash and marketable securities held in Trust Account	25,938,425	46,305,735
Total Assets	$25,988,712	$46,403,275

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$5,031,536	$570,768
Promissory notes – related party	1,658,500	250,000
Total Current Liabilities	6,690,036	820,768

Warrant liabilities	4,384,000	981,000
Total Liabilities	11,074,036	1,801,768

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 2,249,422 and 4,214,415 shares at redemption value of $11.53 and $10.99 as of September 30, 2024 and December 31, 2023, respectively	25,938,425	46,305,735

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,750,000 issued and outstanding (excluding 2,249,422 and 4,214,415 shares subject to possible redemption) at September 30, 2024 and December 31, 2023, respectively	475	475
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	100	100
Additional paid-in capital	1,781,046	3,285,341
Accumulated deficit	(12,805,370)	(4,990,144)
Total Shareholders’ Deficit	(11,023,749)	(1,704,228)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$25,988,712	$46,403,275

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating and formation costs	$1,093,388	$261,062	$5,676,521	$1,411,359
Loss from operations	(1,093,388)	(261,062)	(5,676,521)	(1,411,359)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	332,296	1,028,410	1,264,295	6,502,003
Change in fair value of warrant liabilities	822,000	—	(3,403,000)	548,000
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	—	—	—	214,220
Other income (expense), net	1,154,296	1,028,410	(2,138,705)	7,264,223

Net income (loss)	$60,908	$767,348	$(7,815,226)	$5,852,864

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	2,249,422	4,214,415	2,923,544	16,669,327

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.01	$0.08	$(0.90)	$0.26

Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class A and Class B ordinary shares not subject to redemption	$0.01	$0.08	$(0.90)	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED September 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	4,750,000	$475	1,000,000	$100	$3,285,341	$(4,990,144)	$(1,704,228)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(583,307)	—	(583,307)

Net loss	—	—	—	—	—	(3,902,244)	(3,902,244)

Balance – March 31, 2024	4,750,000	$475	1,000,000	$100	$2,702,034	$(8,892,388)	$(6,189,779)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(468,692)	—	(468,692)

Net loss	—	—	—	—	—	(3,973,890)	(3,973,890)

Balance – June 30, 2024	4,750,000	$475	1,000,000	$100	$2,233,342	$(12,866,278)	$(10,632,361)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(452,296)	—	(452,296)

Net income	—	—	—	—	—	60,908	60,908

Balance – September 30, 2024	4,750,000	$475	1,000,000	$100	$1,781,046	$(12,805,370)	$(11,023,749)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	5,750,000	$575	$—	$(8,811,016)	$(8,810,441)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,559,463)	(2,559,463)

Net income	—	—	—	—	—	2,064,273	2,064,273

Balance – March 31, 2023	—	—	5,750,000	575	—	(9,306,206)	(9,305,631)

Conversion of Class B ordinary shares to Class A Ordinary Shares - Non- redeemable	4,750,000	475	(4,750,000)	(475)	—	—	—

Waiver of deferred underwriting fee	—	—	—	—	7,835,780	—	7,835,780

Capital Contribution by Sponsor for issuance of Non-Redemption agreements to Stockholders	—	—	—	—	158,139	—	158,139

Stockholder non-redemption agreements	—	—	—	—	(158,139)	—	(158,139)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(2,914,130)	—	(2,914,130)

Net income	—	—	—	—	—	3,021,243	3,021,243

Balance – June 30, 2023	4,750,000	$475	1,000,000	$100	$4,921,650	$(6,284,963)	$(1,362,738)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,028,410)	—	(1,028,410)

Net income	—	—	—	—	—	767,348	767,348

Balance – September 30, 2023	4,750,000	$475	1,000,000	$100	$3,893,240	$(5,517,615)	$(1,623,800)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(7,815,226)	$5,852,864
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,264,295)	(6,502,003)
Change in fair value of warrant liabilities	3,403,000	(548,000)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	—	(214,220)
Changes in operating assets and liabilities:
Prepaid expenses	49,593	130,577
Accounts payable and accrued expenses	4,460,768	120,648
Net cash used in operating activities	(1,166,160)	(1,160,134)

Cash Flows from Investing Activities:
Cash deposited in the Trust Account for monthly extensions	(240,000)	—
Cash withdrawn from Trust Account in connection with redemption	21,871,605	200,917,798
Net cash provided by investing activities	21,631,605	200,917,798

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	1,408,500	100,000
Redemption of Class A ordinary shares subject to redemption	(21,871,605)	(200,917,798)
Net cash used in financing activities	(20,463,105)	(200,817,798)

Net Change in Cash	2,340	(1,060,134)
Cash – Beginning of period	8,027	1,081,479
Cash – End of period	$10,367	$21,345

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$1,504,295	$6,502,003
Waived deferred underwriting discount	$—	$7,835,780

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The Company must consummate a Business Combination initially by July 7, 2023 (which was 18 months from the closing of IPO), which was extended to April 7, 2024 and further to January 7, 2025 (or such earlier date as determined by the board) (the “Combination Period”). If the Company has not consummated a Business Combination within the Combination Period, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company, such as the Company’s ability to maintain its listing on The Nasdaq Stock Market. In the event of Company’s liquidation, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights with respect to any Founder Shares (including any Founder Shares that were converted into Class A ordinary shares) if the Company fails to complete a Business Combination within the Combination Period. However, if any such person acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account. In the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than $10.30 per Unit.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

Liquidity and Going Concern

As of September 30, 2024, the Company had $10,367 in its operating bank accounts and working capital deficit of $6,639,749.

In August 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Note”). On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000 (the “Third Amendment”). The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination and (b) the date of the Company’s liquidation. $1,418,500 and $250,000 were outstanding under the Working Capital Note as of September 30, 2024 and December 31, 2023, respectively.

In April 2024, the Company issued a promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension. As of September 30, 2024, the Company borrowed $240,000 under the terms of the Extension Note. Subsequent to September 30, 2024, the company had drawn additional $80,000 to cover extension payments in the Trust Account to allow extension through December 7, 2024.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The Company has until January 7, 2025, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company, such as the Company’s ability to maintain its listing on The Nasdaq Stock Market. Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through January 7, 2025, or through twelve months from the filing of this report. Management of the Company has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the filing of this report. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 7, 2025.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2024 and December 31, 2023.

Cash and Marketable Securities Held in Trust Account

At September 30, 2024, all of the assets in the Trust Account were in the form of cash held in an interest-bearing demand deposit account and at December 31, 2023, substantially all of the assets in the Trust Account were held in a money market fund that invests in U.S. Treasury securities.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

As of September 30, 2024 and December 31, 2023, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

	Number of
	shares	$
Gross proceeds	23,000,000	230,000,000
Less:
Proceeds allocated to Public Warrants	—	(5,865,000)
Class A ordinary shares issuance costs	—	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	28,895,374
Class A ordinary shares subject to possible redemption as of December 31, 2022	23,000,000	240,113,631
Less:
Redemption of 18,785,585 Class A ordinary shares	(18,785,585)	(200,917,798)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	7,109,902
Class A ordinary shares subject to possible redemption as of December 31, 2023	4,214,415	46,305,735
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	583,307
Class A ordinary shares subject to possible redemption as of March 31, 2024	4,214,415	46,889,042
Less:
Redemption of shares	(1,964,993)	(21,871,605)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	468,692
Class A ordinary shares subject to possible redemption as of June 30, 2024	2,249,422	25,486,129
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	452,296
Class A ordinary shares subject to possible redemption as of September 30, 2024	2,249,422	25,938,425

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

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of September 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
				Class A and
	Class A	Class A and B	Class A	Class B
	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$17,127	$43,781	$324,547	$442,801
Denominator
Basic and diluted weighted average ordinary shares outstanding	2,249,422	5,750,000	4,214,415	5,750,000
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.08	$0.08

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
				Class A and
	Class A	Class A and B	Class A	Class B
	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(2,634,235)	$(5,180,991)	$4,351,750	$1,501,114
Denominator
Basic and diluted weighted average ordinary shares outstanding	2,923,544	5,750,000	16,669,327	5,750,000
Basic and diluted net (loss) income per ordinary share	$(0.90)	$(0.90)	$0.26	$0.26

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

Promissory Notes — Related Party

On February 9, 2021, the Company issued a promissory note (the “First Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the First Promissory Note was paid in full by the Company. As of September 30, 2024 and December 31, 2023, no additional amount may be borrowed under this note.

In August 2023, the Company issued the Working Capital Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000 (the “Third Amendment”). The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination and (b) the date of the Company’s liquidation. $1,418,500 and $250,000 was outstanding under the Working Capital Note as of September 30, 2024 and December 31, 2023, respectively.

In April 2024, the Company issued the Extension Note to the Company’s sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. $240,000 was drawn and outstanding under the terms of the Extension Note as of September 30, 2024.

Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Administrative Support Agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the Sponsor entered into an amendment to the administrative support agreement (the “Amended Administrative Support Agreement”), pursuant to which the Company has ceased to pay the Sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and nine months ended September 30, 2024, the Company incurred $50,000 and $150,000 in fees for these services, respectively. For the three and nine months ended September 30, 2023, the Company incurred and paid $50,000 and $270,333 in fees for these services, respectively.

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

The Company estimated the aggregate fair value of the 962,500 Class A ordinary shares attributable to the non-redeeming shareholders to be $158,139 or $0.1643 per share. The fair value of the Class A ordinary shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, it was recognized by the Company as a capital contribution by the Sponsor to induce them not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost in the Company’s condensed statements of changes in the shareholder’s deficit for the three and nine months ended September 30, 2023.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On April 14, 2023, J.P. Morgan, the underwriter for the IPO of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $214,220 of other income on the Company’s condensed statements of operations attributable to the derecognition of deferred underwriting fees allocated to offering costs in the accompanying condensed statements of operations and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed statements of changes in shareholders’ deficit for the three and nine months ended June 30, 2023.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

Service Provider Agreements

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with identifying potential targets in connection with the Company’s initial Business Combination, provide certain advisory services, and negotiate terms in connection with the Company’s initial Business Combination. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met. The conditions include, but are not limited to, either (i) signing of a letter of intent with a specific target, (ii) signing a business combination agreement with a specific target, and/or (iii) the successful consummation of an initial Business Combination with a specific target. The contingent fees related to the arrangements entered into as of September 30, 2024, are based on either (i) a percentage of total consideration paid or, (ii) a fixed fee; in either case not to exceed an aggregate amount of $6.0 million. No fees are currently payable under these arrangements.

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

For the three months ended September 30, 2024, the Company did not record any advisory fee for the placement agents.

The Company and Nidar have both incurred and expect to continue to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. All expenses incurred in connection with the Business Combination, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be paid by Nidar following the Closing.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2023, in connection with the First Extension Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares (see Note 1). At September 30, 2024 and December 31, 2023, there were 4,750,000 Class A ordinary shares issued or outstanding (excluding 2,249,422 and 4,214,415 shares subject to redemption), respectively.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2024	2023
Liabilities:
Warrant liabilities – Public Warrants	1	$1,840,000	$345,000
Warrant liabilities – Private Placement Warrants	3	$2,544,000	$636,000

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the value of Public Warrants is based on observable trading prices.

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

As of September 30, 2024, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an implied volatility and probability of successful Business Combination. The inputs used in the Monte Carlo analysis included implied volatility, expected risk-

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

free interest rate and expected life of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful Business Combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company then applied a Black-Scholes formula to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants at initial measurement were the same as those used in the Public Warrant analysis.

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
Input	2024	2023
Risk-free interest rate	3.58%	3.84%
Expected term (years)	5.00	5.00
Expected volatility	1.0%	31.70%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$11.53	$10.91

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2023	$636,000
Change in fair value	1,272,000
Fair value at March 31, 2024	1,908,000
Change in fair value	1,113,000
Fair value at June 30, 2024	3,021,000
Change in fair value	(477,000)
Fair value at September 30, 2024	$2,544,000

Private
Placement
Warrants
Fair value at December 31, 2022	$1,272,000
Change in fair value	—
Fair value at March 31, 2023	1,272,000
Change in fair value	(318,000)
Fair value at June 30, 2023	954,000
Change in fair value	—
Fair value at September 30, 2023	$954,000

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers from Level 3 during the reporting periods presented.

As of December 31, 2023, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.04 and $0.03 per warrant for aggregate values of $636,000 and $345,000, respectively.

As of September 30, 2024, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.16 and $0.16 per warrant for aggregate value of $2,544,000 and $1,840,000, respectively.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Subsequent to September 30, 2024, the Company had drawn additional $80,000 under the terms of the Extension Note to cover extension payments through December 7, 2024 making total borrowings of $320,000 under the Extension Note, and $176,000 under the terms of the Working Capital Note making total borrowings of $1,594,500 under the Working Capital Note.

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

We have until January 7, 2025 (or such earlier date as determined by the board of directors) to complete a Business Combination (see April 2024 update below for the Second Charter Amendment). If we have not completed a Business Combination within such period of time, we may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of our shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on us, such as our ability to maintain its listing on The Nasdaq Stock Market. In the event of our liquidity, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the period of time provided in our amended and restated memorandum and articles of association.

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

On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Second Promissory Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination and (b) the date of the Company’s liquidation. In 2024 the Company borrowed an aggregate of $1,168,500 under the terms of the Working Capital Note.

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

Subsequent to September 30, 2024, we had drawn additional $80,000 under the terms of the Extension Note to cover extension payments through December 7, 2024 making total borrowings of $320,000 under the Extension Note, and $176,000 under the terms of the Working Capital Note making total borrowings of $1,594,500 under the Working Capital Note.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through September 30, 2024 were organizational activities, the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $60,908, which consists of change in fair value of warrant liabilities of $822,000 and interest income on cash and marketable securities held in the Trust Account of $332,296, offset by operating and formation costs of $1,093,388.

For the three months ended September 30, 2023, we had a net income of $767,348, which consists of interest income on marketable securities held in the Trust Account of $1,028,410, offset by operating and formation costs of $261,062.

For the nine months ended September 30, 2024, we had a net loss of $7,815,226, which consists of change in fair value of warrant liabilities of $3,403,000 and operating and formation costs of $5,676,521, offset by interest income on cash and marketable securities held in the Trust Account of $1,264,295.

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

In August 2023, we issued the Second Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation. As of September 30, 2024, $1,418,500 was drawn and outstanding under terms of the Working Capital Note and further $ 331,500 may be borrowed under this note.

For the nine months ended September 30, 2024, cash used in operating activities was $1,166,160. Net loss of $7,815,226 was affected by interest earned on marketable securities held in the Trust Account of $1,264,295 and change in fair value of warrant liabilities of $3,403,000. Changes in operating assets and liabilities provided $4,510,361 of cash for operating activities.

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

As of September 30, 2024, we had cash held in the Trust Account of $25,938,425 (including $2,529,379 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $10,367. We intend to use the funds held outside the Trust Account to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In April 2024, we issued the Extension Note to our sponsor, pursuant to which our sponsor agreed to loan us up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. We first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. We deposited a total of $120,000 and $240,000 in the Trust Account for the three and nine months ended September 30, 2024, respectively.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings under the Working Capital Loans.

Liquidity and Going Concern

We have until January 7, 2025 to consummate a Business Combination. If a Business Combination is not consummated by then, we may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of our shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on us, such as our ability to maintain its listing on The Nasdaq Stock Market. Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. Additionally, we will not have sufficient liquidity to fund the working capital needs of the Company through January 7, 2025 or through twelve months from the issuance of this report. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for the twelve months from the date of filing of this report. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 7, 2025.

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

On May 23, 2023, in connection with the Transfer, we and our sponsor entered into the Amended Administrative Support Agreement, pursuant to which we have ceased to pay our sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement our sponsor shall (i) pay to our Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to us, at a location mutually agreed by the Parties (or any successor location of sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by us. In exchange for these services, we shall pay our sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and nine months ended September 30, 2024, we incurred $50,000 and $150,000 of fees for these services, respectively. For the three and nine months ended September 30, 2023, we incurred $50,000 and $270,333 in fees for these services, respectively.

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

In August 2023, we issued the Working Capital Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000 (the “Third Amendment”). The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination and (b) the date of the Company’s liquidation. $1,418,500 and $250,000 was outstanding under the Working Capital Note as of September 30, 2024 and December 31, 2023, respectively.

In April 2024, we issued the Extension Note to our sponsor, pursuant to which our sponsor agreed to loan us up to $360,000 in connection with the extension of our termination date from April 7, 2024 to January 7, 2025. We first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. The Company has drawn eight installments of $40,000 under the terms of this note and deposited them in the Trust Account through the date of this report. We deposited a total of $120,000 and 240,000 in the Trust Account for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2024 and December 31, 2023, we had 27,400,000 warrants issued and outstanding, including 11,500,000 Public warrants classified as Level 1, and 15,900,000 Private warrants classified as Level 3 in the hierarchy of fair value measurements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this report on that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) Annual report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on April 1, 2024, annual report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 31, 2023, and annual report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 28, 2022, (iii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, (iv) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as filed with the SEC on May 15, 2024, (v) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 14, 2023, (vi) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the SEC on August 18, 2023, (vii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the SEC on May 15, 2023, (viii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 9, 2022, (ix) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 10, 2022, (x) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022, (xi) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 6, 2024, and (xii) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on June 12, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to the Business Combination with Nidar, please see the registration statement on Form F-4 filed with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CARTICA ACQUISITION CORP

Date: November 15, 2024	By:	/s/ Suresh Guduru
	Name:	Suresh Guduru
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2024	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)