Form 10-K
period 2024-12-31
Cartica Acquisition Corp
filed 2025-03-31
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41198

CARTICA ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1-202-367-3003

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:

Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	CITEU	The Nasdaq Stock Market LLC

Class A ordinary shares, par value $0.0001 per share	CITE	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at $11.50 per share	CITEW	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s outstanding Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 28, 2024, as reported on the Nasdaq Stock Market was approximately $25.4 million.

As of March 31, 2025, there were 6,098,096 Class A ordinary shares, par value $0.0001 per share and 1,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Nidar Business Combination (as defined below);
●	our expectations around the performance of the prospective target business or businesses, such as Nidar (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the founder shares (as defined below) paid by our sponsor (as defined below);
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our management team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	the value of the founder shares following completion of our initial business combination likely being substantially higher than the nominal price paid for them, even if the trading price of our public shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);
●	the impact on the amount held in the trust account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or management team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC business combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed business combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;
●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, as amended and restated, and currently in effect;
●	“board of directors” or “board” are to our board of directors;
●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Cartica Funds” are to Cartica Investors, LP and Cartica Investors II, LP, private funds and affiliates of Cartica Management;
●	“Cartica Management” are to Cartica Management, LLC;
●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands, as may be amended from time to time;
●	“Combination Period” are to the 45-month period, from the closing of the initial public offering (as defined below) to October 7, 2025 (or such earlier date as determined by the board) that we have to consummate an initial business combination; provided that the Combination Period may be further extended pursuant to an amendment to the amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rules;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Conversion” are to the conversion of an aggregate of 4,750,000 Class B ordinary shares held by our sponsor as founder shares into an equal number of Class A ordinary shares on June 30, 2023 at the option of our sponsor;
●	“directors” are to our directors;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“forward purchase agreement” are to the agreement providing for the sale of forward purchase shares to investors in a private placement that would close substantially concurrently with the closing of our initial business combination, subject to approval prior to such time by the Cartica Management investment committee;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of such Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”), including 4,750,000 Class A ordinary shares converted on a one-for-one basis from 4,750,000 founder shares on June 30, 2023;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial public offering” or “IPO” are to the initial public offering that we consummated on January 7, 2022;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“ management” or “management team” are to our executive officers and directors;
●	“Merger Sub” are to Yotta Data and Cloud Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Nidar;
●	“Nasdaq” are to the Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more business combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Nidar” are to Nidar Infrastructure Limited, a Cayman Islands exempted company;
●	“Nidar Business Combination” or “Business Combination” are to the transactions contemplated by the Nidar Business Combination Agreement (as defined below);

●	“Nidar Business Combination Agreement” or “Business Combination Agreement” are to the Agreement and Plan of Merger, dated as of June 24, 2024 (as it may be amended, supplemented or otherwise modified from time to time), we entered into with Nidar and Merger Sub;
●	“Nidar Registration Statement” are to the Registration Statement on Form F-4, as amended, which includes a proxy statement/prospectus prepared by Cartica and Nidar, initially filed by Nidar with the SEC on November 13, 2024 in connection with the Nidar Business Combination;
●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares, together;
●	“ordinary resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;
●	“OTC” are to the OTC Markets Group Inc.;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $11.72 per public share as of December 31, 2024 (before taxes payable, if any);
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to our Class A ordinary shares sold as part of the units (as defined below) in our initial public offering (whether they are purchased in such offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and our management team to the extent our sponsor or members of our management team purchase public shares, provided that the status of our sponsor and each member of our management team as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in such offering or thereafter in the open market);
●	“registration statement” are to the Form S-1 filed with the SEC on November 16, 2021 (File No.333-261094), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;
●	“SEC” are to the U.S. Securities and Exchange Commission;

v

●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to Cartica Acquisition Partners, LLC, a Delaware limited liability company;
●	“trust account” are to the trust account in which an amount of $236,900,000 ($10.30 per unit) from the net proceeds of the sale of the units in the initial public offering and private placement warrants was initially deposited following the closing of the initial public offering.
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
●	“warrants” are to the public warrants and the private placement warrants, collectively;
●	“we,” “us,” “Cartica,” “Company” or “our Company” are to Cartica Acquisition Corp; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

We are a blank check company, incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a business combination with one or more businesses or entities. Although we may pursue a business combination in any industry or geography, we seek a business combination with a technology firm, such as Nidar, which will benefit from our sponsor’s extensive global investment experience and we entered into the Nidar Business Combination Agreement in June 2024, as more fully described below.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Initial Public Offering

On January 7, 2022, we consummated our initial public offering of 23,000,000 units. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 15,900,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $15,900,000.

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

In connection with the Transfer, on May 23, 2023, Subramanian Ramadorai, Keki M. Mistry, Farida Khambata, Parul Bhandari, Asif Ramji and Steven J. Quamme resigned as directors of our board of directors and Steven J. Quamme resigned as interim Chief Executive Officer. Concurrently with the Transfer, holders of our Class B ordinary shares elected Suresh Guduru, Suresh Singamsetty, Kishore Kondragunta, Rana Gujral, Kyle Ingvald Parent and John F. Levy as directors of our board of directors. In addition, Kyle Ingvald Parent and Suresh Singamsetty were appointed as Class I directors with a term expiring at our first annual general meeting; John F. Levy and Kishore Kondragunta were appointed as Class II directors with a term expiring at our second annual general meeting; and Rana Gujral and Suresh Guduru were appointed as Class III directors with a term expiring at our third annual general meeting. John F. Levy, Rana Gujral and Kyle Invalid Parent were appointed as members of the board’s audit committee and compensation, nominating and corporate governance committee, with Mr. Levy serving as the Chairman of the audit committee and Mr. Gujral serving as the Chairman of the compensation, nominating and corporate governance committee. Our board determined that John F. Levy, Rana Gujral, Kyle Ingvald Parent and Kishore Kondragunta are each an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our new board of directors appointed Suresh Guduru as Chief Executive Officer of the Company and Chairman of the board.

In connection with the Transfer, on May 23, 2023, we entered into an amendment to the administrative support agreement with our sponsor, pursuant to which we have ceased to pay our sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. On May 23, 2023, we entered into a termination agreement with Cartica Funds to terminate our and Cartica Funds’ rights and obligations under the forward purchase agreement, dated January 4, 2022, by and among the parties therein.

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

Extensions of our Combination Period

On June 30, 2023, we held an extraordinary general meeting in lieu of an annual meeting where our shareholders approved an extension to the date by which we must consummate a business combination from July 7, 2023 to April 7, 2024 (or such earlier date as determined by the board) (the “First Extension”). In connection with the First Extension, public shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $200.9 million (approximately $10.70 per share) was removed from our trust account to pay such holders.

On April 3, 2024, we held an extraordinary general meeting in lieu of an annual meeting where our shareholders approved an extension to the date by which we must consummate a business combination from April 7, 2024 to January 7, 2025, or such earlier date as determined by the board (the “Second Extension”). In connection with the Second Extension, our sponsor contributed to us as a loan an aggregate of $40,000 for each month (commenced on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, which amount was deposited into the trust account. The amount of each contribution of such loan does not bear interest and will be repayable by us to the sponsor or its designees upon the earlier of (a) the date of the consummation of our initial business combination and (b) the date of our liquidation. In connection with the Second Extension, public shareholders holding 1,964,993 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $21.87 million (approximately $11.13 per share) was removed from our trust account to pay such holders.

On January 3, 2025, we held an extraordinary general meeting of shareholders where our shareholders approved an extension to the date by which we must consummate a business combination from January 7, 2025 to October 7, 2025, or such earlier date as determined by the board (the “Third Extension”). In connection with the Third Extension, our sponsor has agreed to contribute to us a loan (commenced on January 8, 2025 and on the 7th day of each subsequent month) until October 7, 2025. For the first three months of the Third Extension (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, our sponsor contributed to us as a loan three equal amounts of $40,442.88 per month. The amount of each contribution of such loan does not bear interest and will be repayable by us to the sponsor or its designees upon the earlier of (i) the date of the consummation of our initial business combination, and (ii) the date of our liquidation. In connection with the Third Extension, public shareholders holding 901,326 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $10.56 million (approximately $11.72 per share) was removed from our trust account to pay such holders.

We may seek to further extend the Combination Period consistent with applicable laws and regulations by amending the Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

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

Following the Conversion and the redemptions in connection with the shareholders’ meeting, there were 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding. As of the date of this annual report, our sponsor held approximately 77.89% of the issued and outstanding Class A ordinary shares.

Nidar Business Combination

On June 24, 2024, we entered into the Nidar Business Combination Agreement with Nidar, and the Merger Sub. Nidar is a data center provider for artificial intelligence and high-performance compute in India. On December 31, 2024, the Nidar Business Combination Agreement was amended (“Amendment No. 1”) to provide that (a) we will take such actions as are reasonably necessary to apply for and effect the qualification of our publicly-traded securities for trading on the OTC, which qualification will take effect no later than ten business days following any delisting of our securities from Nasdaq on January 4, 2025 (as described below), (b) we will use our reasonable best efforts to ensure that our publicly-traded securities continue to be qualified to trade on the OTC from and after the date our securities are delisted from Nasdaq until the Closing Date (as defined below), (c) we will cooperate with Nidar and use reasonable best efforts to take such actions as are reasonably necessary or advisable to cause our publicly-traded securities to be delisted from the OTC Markets and deregistered under the Exchange Act as soon as practicable following the First Effective Time (as defined below), and (d) the Termination Date (as defined in the Nidar Business Combination Agreement) be extended to January 7, 2026.

The below subsection describes the material provisions of the Nidar Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the Nidar Business Combination Agreement is qualified in its entirety by reference to the complete text of the Nidar Business Combination Agreement and Amendment No. 1, copies of which are filed with the Report as Exhibits 2.1 and 2.2 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Nidar Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the Nidar Business Combination.

Pursuant to the Nidar Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, the following transactions will occur:

i.

on the date of the closing of the Business Combination (the “Closing Date”) and immediately prior to the First Effective Time, Nidar will effect a share split of each ordinary share of Nidar (each such ordinary share, a “Nidar Ordinary Share”), into such number of Nidar Ordinary Shares, calculated in accordance with the Business Combination Agreement, such that each Nidar Ordinary Share will have, after giving effect to such share split, a value equal to the per share amount payable in respect of each Class A ordinary share of Cartica held by shareholders of Cartica who have validly exercised their redemption right in connection with the extraordinary general meeting of Cartica’s shareholders to approve the Mergers (as defined below) and the related transactions (the “business combination shareholder meeting”);

ii.

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

iii.

immediately following the consummation of the First Merger and as part of the same overall transaction, upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the Cayman Companies Law, the Surviving Entity will merge with and into Nidar (such merger, the “Second Merger” and together with the First Merger, the “Mergers”), with Nidar (such company, as the surviving entity of the Second Merger, the “Surviving Company”) surviving the Second Merger; and

iv.

immediately prior to the effective time of the First Merger (the “First Effective Time”), the Class A ordinary shares of Cartica and the public warrants, comprising each issued and outstanding units sold in Cartica’s IPO, each consisting of one (1) Class A ordinary share and one-half (1/2) of one (1) public warrant, will be, to the extent not previously separated, automatically separated (the “Unit Separation”) in accordance with the terms of the units of Cartica, and the holder thereof will thereafter hold one (1) Class A ordinary share of Cartica and one-half (1/2) of one (1) public warrant; provided, that no fractional public warrants will be issued in connection with the Unit Separation such that if a holder of such units would be entitled to receive a fractional public warrant upon the Unit Separation, the number of public warrants to be issued to such holder upon the Unit Separation will be rounded down to the nearest whole number of the public warrants;

v.

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

vi.

at the First Effective Time, each public warrant and each private placement warrant of Cartica (together with the public warrants, the “Cartica Warrants”) will be converted into the right to receive a corresponding warrant to purchase Nidar Ordinary Shares (the “Nidar Warrants”);

vii.

at the First Effective Time, each Class A ordinary share of Cartica that is held by shareholders of Cartica who have validly exercised their redemption right in connection with the business combination shareholder meeting, issued and outstanding as of immediately prior to the First Effective Time will automatically be cancelled and will thereafter represent only the right of the holder thereof to be paid a pro rata share of the aggregate amount payable with respect to all Cartica redemptions related to the business combination shareholder meeting; and

viii.

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

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing: (i) by mutual written consent of Cartica and Nidar; (ii) by either Cartica or Nidar, if there is in effect any law or an order or decree issued by a governmental entity, in any case having the effect of permanently restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Mergers; (iii) by either Cartica or Nidar, if the Second Merger has not been consummated prior to January 7, 2026; (iv) by either Cartica or Nidar, if certain approvals of Cartica’s shareholders, to the extent required under the Business Combination Agreement, are not obtained as set forth therein; (v) by Cartica, if Nidar has breached any of its covenants or representations and warranties in any material respect and has not cured such breach within the time periods provided for in the Business Combination Agreement; (vi) by Cartica, if there has been a material adverse effect that is continuing and has not been cured within the time periods provided for in the Business Combination Agreement; (vii) by Cartica, if any Nidar shareholder revokes, or seeks to revoke, the unanimous written consent by all Nidar shareholders approving the Company Transaction Proposals (as defined in the Business Combination Agreement); (viii) by Nidar, if Cartica has breached any of its covenants or representations and warranties in any material respect and has not cured such breach within the time periods provided for in the Business Combination Agreement; or (ix) by Nidar, if there has been a SPAC Impairment Effect (as defined in the Business Combination Agreement) that is continuing and has not been cured within the time periods provided for in the Business Combination Agreement.

Sponsor Lock-Up and Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the sponsor, Cartica and Nidar entered into a lock-up and support agreement (the “Sponsor Lock-Up and Support Agreement”), pursuant to which the sponsor agreed to, among other things, (i) attend any Cartica shareholder meeting to establish a quorum for the purpose of approving the Cartica transaction proposals; (ii) vote its Cartica Shares in favor of the Cartica transaction proposals, including the approval of the Business Combination Agreement and the transactions contemplated thereby; and (iii) vote all Cartica Shares against (A) other than in connection with the Transactions (as defined in the Business Combination Agreement), any business combination agreement, merger agreement or merger (other than the Business Combination Agreement and the Mergers), scheme of arrangement, business combination, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Cartica or any public offering of any shares of Cartica or, in case of a public offering only, a newly-formed holding company of Cartica, (B) any SPAC Alternative Transaction Proposal (as defined in the Business Combination Agreement), and (C) any amendment of the organizational documents of Cartica or other proposal or transaction involving Cartica, which, in each of cases (A) and (C) of this sentence, would be reasonably likely to in any material respect impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by Cartica of, prevent or nullify any provision of the Business Combination Agreement or any other Transaction Agreement (as defined in the Business Combination Agreement), the Mergers or any other Transaction or change in any manner the voting rights of any class of Cartica’s share capital.

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

The foregoing description of the Sponsor Lock-Up and Support Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Sponsor Lock-Up and Support Agreement, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2024.

Nidar Shareholder Lock-Up and Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Nidar, Cartica and the Nidar shareholders entered into a lock-up and support agreement (the “Nidar Shareholder Lock-Up and Support Agreement”), pursuant to which the Nidar shareholders agreed to, among other things, (i) attend any Nidar shareholder meeting to establish a quorum; and (ii) vote Pre-Split Shares (as defined in the Business Combination Agreement) held or acquired by such Nidar shareholder against (A) other than in connection with the Transactions, any business combination agreement, merger agreement or merger (other than the Business Combination Agreement and the Mergers), scheme of arrangement, business combination, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Nidar or any public offering of any equity securities of Nidar, any of its material subsidiaries, or, in case of a public offering only, a newly-formed holding company of Nidar or such material subsidiaries, (B) any Alternative Transaction Proposal, (C) any amendment of the organizational documents of Nidar or other proposal or transaction involving Nidar or any of its subsidiaries and (D) any proposal or effort to revoke (in whole or in part) any approval set forth in the written resolution pursuant to which the Nidar shareholders, among other things, approved the Business Combination, which, in each of cases (A) and (C) of this sentence, would be reasonably likely to in any material respect impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by Nidar of, prevent or nullify any provision of the Business Combination Agreement or any other Transaction Agreement, the Mergers or any other Transaction or change in any manner the voting rights of any class of Nidar’s share capital. In addition, subject to the terms and conditions contemplated by the Nidar Shareholder Lock-Up and Support Agreement, the Nidar shareholders also agreed to not revoke (in whole or in part), or seek to revoke (in whole or in part), the written resolution pursuant to which the Nidar shareholders, among other things, approved the Business Combination without the prior written consent of Cartica. The approvals, agreements and consents described above are subject to certain additional conditions.

Pursuant to the Nidar Shareholder Lock-Up and Support Agreement, each Nidar shareholder also agreed not to transfer any Nidar Ordinary Shares held by such Nidar shareholder immediately after the Closing, for a period of one (1) year from and after the Closing Date, subject to the exceptions set forth in the Nidar Shareholder Lock-Up and Support Agreement.

The foregoing description of the Nidar Shareholder Lock-Up and Support Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Nidar Shareholder Lock-Up and Support Agreement, a copy of which is attached as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 24, 2024.

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

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Registration Rights Agreement, a copy of which is attached as Exhibit E of the Business Combination Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2024.

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

The foregoing description of the Amended and Restated Warrant Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Warrant Agreement, a form of which is attached as Exhibit H of the Business Combination Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2024.

Suspension from Nasdaq

Under the Nasdaq 36 Month Requirement, a SPAC must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. On January 4, 2025, we reached 36 months following the effectiveness of our initial public offering registration statement on January 4, 2022. Since we failed to complete our initial business combination by January 4, 2025, pursuant to the Nasdaq 36-Month Requirement, our securities were suspended from Nasdaq at the opening of business on January 13, 2025; however, as of the date of this Report, the Form 25-NSE has not yet been filed to delist our securities from Nasdaq.

Following the suspension of trading on Nasdaq, our units, public shares and public warrants are quoted on the Pink tier of the OTC under the symbols “CRTUF,” “CRTAF,” and “CRTWF,” respectively. The Pink tier of the OTC is a significantly more limited market than Nasdaq, and quotations on the Pink tier of the OTC may result in a less liquid market available for existing and potential shareholders to trade the public securities and could adversely affect the trading prices of the public securities.

Our Business Strategy

Our strategy is to identify and complete a business combination with a suitable business combination partner focused on the technology space, such as Nidar. Our focus on technology firms is driven by the extensive investment opportunities available globally. We believe there are numerous potential business combination partners in our target sector that already have early-stage investors and could greatly benefit from gaining access to mature capital markets in the U.S. We believe we understand the growth and profitability profiles of such business combination partners and can connect them with attractive long-term capital providers from deeper, more liquid and more mature international markets.

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

Business Combination Criteria

We have identified a set of general criteria and guidelines that we believe are important for analyzing prospective business combination partners, which we set forth below. We use these criteria and guidelines to evaluate initial business combination opportunities, including the Nidar Business Combination, even though we may ultimately decide to enter into a business combination with a partner that does not meet these criteria or guidelines.

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

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management team endeavors to evaluate the risks inherent in a particular business combination partner, we cannot assure our shareholders that we will properly ascertain or assess all significant risk factors.

Any costs incurred with respect to the identification and evaluation of a prospective business combination partner with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

For more information on the Nidar Business Combination, please see “Nidar Business Combination” above.

Acquisition Process

In evaluating a potential business combination partner, including Nidar, we conduct a comprehensive due diligence review to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management of the business combination partner, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a business combination partner.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. While Nidar is not affiliated with our sponsor or any of our officers and directors, in the event we do not complete the Nidar Business Combination and seek to complete our initial business combination with another company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

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

Financial Position

With funds available for a business combination in the amount of approximately $26.35 million as of December 31, 2024 we offer a business combination partner a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the business combination partner to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination, including the Nidar Business Combination, using cash from our trust account, our equity, debt or a combination of these as the consideration to be paid in our initial business combination.

If our initial business combination, including the Nidar Business Combination, is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular business combination partner with which we may combine, such as Nidar, we cannot assure our shareholders that this assessment will result in our identifying all risks that a business combination partner may encounter.

Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a business combination partner.

Sources of Business Combination Partners

Business combination partners may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to business combination partners in which they think we may be interested on an unsolicited basis, since some of these sources will have read our SEC filings and know what types of businesses may consider business combination partners. Our officers and directors, as well as their affiliates, may also bring to our attention business combination partner candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We have engaged the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our executive directors or officers, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (including without limitation any private placement advisory services or other material fees associated with our initial business combination). However, we may pay any of our independent directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, to the extent such payment is in compliance with all laws and is consistent with independent director requirements. Such payment may be paid from the proceeds held in the trust account upon consummation of an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of a business combination partner.

Evaluation of a Business Combination Partner and Negotiation of Our Initial Business Combination

In evaluating a prospective business combination partner, including Nidar, we conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with the business combination partner’s incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the business combination partner and its industry. We also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular business combination partner, we will proceed to negotiate the terms of the business combination transaction.

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

Limited Ability to Evaluate the Business Combination Partner’s Management Team

Although we closely scrutinize the management of a prospective business combination partner, including the management team of Nidar, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the Nidar Business Combination is not consummated and we seek other initial business combination opportunities, our assessment of the business combination partner’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the business combination partner cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the Nadir Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure our shareholders that members of our management team will have significant experience or knowledge relating to the operations of the particular business combination partner.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the business combination partner. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

See “Nidar Business Combination” above for more information on the requisite approvals needed for the Nidar Business Combination.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then- outstanding public shares, subject to the limitations described herein. The initial amount deposited in the trust account was $10.30 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions which the underwriter for our initial public offering has waived. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 7, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of our shareholders by ordinary resolution. In such case, our sponsor and each of our directors and executive officers have agreed to vote their founder shares and public shares (including public shares purchased in open market and privately negotiated transactions) in favor of our initial business combination. As of the date of this Report, our sponsor owns 4,750,000 Class A ordinary shares and 700,000 Class B ordinary shares, representing approximately 76.78% of our total issued and outstanding ordinary shares. As a result, our sponsor can approve our initial business combination even if none of our public shareholders approve the transaction. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 7, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

See “Nidar Business Combination” above for more information on the redemption process and specifics for the Nidar Business Combination.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 3,450,000, or 15% of the shares sold in initial public offering (“Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than 3,450,000 ordinary shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a business combination partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If the Nidar Business Combination is not completed, we may continue to try to complete a business combination with a different business combination partner until October 7, 2025.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated memorandum and articles of association provide that we will have only until October 7, 2025 to consummate an initial business combination. If we have not consummated an initial business combination during such time, we will: (i) cease all operations except for the purpose of winding-up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the period of time provided in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by October 7, 2025 or by such other deadline as may be approved by a vote of our shareholders in connection with which our shareholders will have a right to redeem their public shares (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 7, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the trust account, although we cannot assure our shareholders that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-public-share redemption amount received by shareholders upon our dissolution would be $10.30. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure our shareholders that the actual per-public-share redemption amount received by shareholders will not be less than $10.30. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims and thereafter the claims of our public shareholders.

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

Therefore, we cannot assure our shareholders that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective business combination partners.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.30 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to the potential claims of creditors, we cannot assure our shareholders that the actual value of the per-share redemption price will not be less than $10.30 per public share.

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

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure our shareholders we will be able to return $10.30 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by October 7, 2025, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 7, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by October 7, 2025, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a business combination partner, such as Nidar, for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. In particular, since our incorporation a great number of blank check companies have been formed, have completed their initial public offerings and have begun searching for acquisition targets, and many of these blank check companies are potential competitors of ours in regard to prospective acquisition targets. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger business combination partners will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a business combination partner. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain business combination partners. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Periodic reporting and financial information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective business combination partner as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential business combination partners we may acquire because some business combination partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure our shareholders that any particular business combination partner identified by us as a potential business combination partner will have financial statements prepared in accordance with the requirements outlined above, or that the potential business combination partner will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed business combination partner. While this may limit the pool of potential business combination partners, we do not believe that this limitation will be material.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have opted to take advantage of the benefits of this extended transition period.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the Combination Period, including the Nidar Business Combination;
●	our expectations around the performance of a prospective target business, or businesses, such as Nidar, may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulty allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination, including the Nidar Business Combination, or reduce the number of public shareholders requesting redemption;
●	we may issue our ordinary shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our ordinary shares at that time;
●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third-party claims or bankruptcy;
●	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;
●	our securities are quoted on the Pink tier of the OTC and are thinly traded and have substantially less liquidity than the securities of many other SPACs, which may limit the ability of our shareholders to sell their securities and may increase the price volatility of our securities;
●	our financial performance following an initial business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	in the event that the Nidar Business Combination is not completed and we seek alternative targets, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	if our initial business combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination;
●	we may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors;
●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;
●	we may lack sufficient funds to consummate an initial business combination due to the Cartica Funds decision to no longer purchase any of the forward purchase shares in connection with our initial business combination;
●	we may attempt to complete our initial business combination with a private company, such as Nidar, about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	there is substantial doubt about our ability to continue as a “going concern”;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than the Redemption Price;
●	our independent directors have a financial interest in our founder shares, either directly or through our sponsor, and if we do not consummate our initial business combination, the founder shares would be worthless. As a result, our independent directors have a financial interest in consummating an initial business combination, even if our share market price thereafter declines in value and our public shareholders experience losses in connection with their investment. This financial interest may give rise to a potential conflict of interest for our independent directors when considering potential target businesses;
●	since our sponsor will lose its entire investment in us if our initial business combination is not completed (other than with respect to any public shares it may acquire), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the period of time provided in our amended and restated memorandum and articles of association, our public shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;
●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination;
●	our public shareholders’ exercise of redemption rights with respect to a large number of public shares in connection with previous extensions of our Combination Period may affect our ability to complete an initial business combination in the most desirable manner that will optimize the capital structure of the combined company, or at all;
●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;
●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination;
●	since we did not consummate our initial business Combination within 36 months of the effectiveness of our registration Statement, our securities were suspended from trading on Nasdaq on January 13, 2025 and a Form 25-NSE will be filed with the SEC to remove our securities from listing and registration on Nasdaq, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial business combination;
●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;
●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	we may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our trust account and other adverse effects on our Company;
●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination; and
●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in January 2024, we instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which could reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

The share price of the post-business combination company may be less than the Redemption Price of our public shares.

Each unit sold in our initial public offering at an offering price of $10.00 per unit consisted of one public share and one-half of one public warrant. Of the proceeds we received from the initial public offering and the private placement, $236,900,000 was placed in our trust account. We will provide our public shareholders the opportunity to redeem all or a portion of their public shares in connection with the completion of our initial business combination, and potentially upon the occurrence of certain other events prior to our initial business combination. We expect that the pro rata redemption price in any redemption will be approximately $11.72 per public share as of December 31, 2024 (before taxes payable, if any), representing a pro rata portion of our trust account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, public shareholders who own our public shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each public share that they choose to redeem.

There can be no assurance that, after our initial business combination, such as the Nidar Business Combination, our public shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. It is therefore possible that the share price of the post-business combination company may decline below the Redemption Price. In recent years, the share prices of many post-business combination companies have fallen following a business combination. As a result, if our public shareholders continue to hold shares in the post-business combination company following our initial business combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial Business Combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change. There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

For risks related to the Nidar Business Combination, please see the Nidar Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our trust account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering. In addition to our own cybersecurity risks, any proposed business combination target, such as Nidar, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, NY, and our telephone number is +1-202-741-3677. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Following our initial public offering, our units were traded on the Global Market tier of Nasdaq under the symbol “CITEU”. Our units commenced public trading on January 5, 2022. Our public shares and public warrants commenced separate public trading on the Global Market tier of Nasdaq on February 25, 2022, under the symbols “CITE” and “CITEW”, respectively. Following the notice letter we received from Nasdaq on July 11, 2024, notifying us that Nasdaq approved our application to list our securities on the Capital Market tier of Nasdaq, at the opening of business on July 12, 2024, our securities were transferred to the Capital Market tier of Nasdaq.

On November 27, 2024, we received a written notice from Nasdaq indicating that we no longer complied with Nasdaq Listing Rule 5605 (the “Audit Committee Listing Rule”), which requires, among other things, companies with securities listed on Nasdaq to have an audit committee consisting of at least three members who are independent directors. We fell out of compliance with the Audit Committee Listing Rule as a result of the vacancy caused by the resignation of Kyle Ingvald Parent from our board of directors and audit committee effective November 15, 2024.

On January 6, 2025, we received a written notice from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with the Nasdaq 36-Month Requirement, which requires a SPAC to complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. We failed to complete an initial business combination by January 4, 2025, and consequently, our public securities were suspended from Nasdaq on January 13, 2025; however, as of the date of this Report, the Form 25-NSE has not yet been filed to delist our securities from Nasdaq.

Following the suspension of trading on Nasdaq, our units, public shares and public warrants are quoted on the Pink tier of the OTC marketplace under the symbols “CRTUF,” “CRTAF,” and “CRTWF,” respectively. The Pink tier of the OTC is a significantly more limited market than Nasdaq, and quotations on the Pink tier of the OTC may result in a less liquid market available for existing and potential shareholders to trade the public securities and could adversely affect the trading prices of the public securities.

(b)Holders

As of March 31, 2025, there was one holder of record of our units, two holders of record of our Class A ordinary shares, five holders of record of our Class B ordinary shares, two holders of record of our warrants.

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)Recent Sales of Unregistered Securities

None.

(g)Use of Proceeds from the Initial Public Offering

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

(h)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 3, 2025, we held an extraordinary general meeting of shareholders where our shareholders approved the Third Extension. In connection with the Third Extension, public shareholders holding 901,326 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $10.56 million (approximately $11.72 per share) was removed from our trust account to pay such holders.

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

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

We have until October 7, 2025 (or such earlier date as determined by the board of directors) to complete the Nidar Business Combination or another initial business combination. If we have not completed the Nidar Business Combination or another initial business combination within such period of time, we may, however, elect to seek to further extend the Combination Period by amending our amended and restated memorandum and articles of incorporation. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our trust account and our capitalization.

If we have not consummated an initial business combination during such time, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the period of time provided in our amended and restated memorandum and articles of association.

Recent Developments

On January 3, 2025, we held an extraordinary general meeting of shareholders where our shareholders approved the Third Extension. In connection with the Third Extension, public shareholders holding 901,326 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $10.56 million (approximately $11.72 per share) was removed from our trust account to pay such holders.

In connection with the Third Extension, our sponsor has agreed to contribute to us a loan (commenced on January 8, 2025 and on the 7th day of each subsequent month) until October 7, 2025. For the first three months of the Third Extension (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, our sponsor contributed to us as a loan three equal amounts of $40,443 per month. The amount of each contribution of such loan does not bear interest and will be repayable by us to the sponsor or its designees upon the earlier of (i) the date of the consummation of our initial business combination, and (ii) the date of our liquidation. On January 6, 2025, we issued a promissory note to our Sponsor (the “Second Extension Note”) for a total amount of $121,329, which was used to make the three monthly extension payments of $40,443 per month, which have been deposited in the Trust Account, to extend the Combination Period through April 7, 2025. As of the date of this Report, $121,329 has been drawn and is outstanding under the terms of the Second Extension Note.

Under the Nasdaq 36 Month Requirement, a SPAC must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. On January 4, 2025, we reached 36 months following the effectiveness of our initial public offering registration statement on January 4, 2022. Since we failed to complete our initial business combination by January 4, 2025, pursuant to the Nasdaq 36-Month Requirement, our securities were suspended from Nasdaq at the opening of business on January 13, 2025; however, as of the date of this Report, the Form 25-NSE has not yet been filed to delist our securities from Nasdaq.

Following the suspension of trading on Nasdaq, our units, public shares and public warrants commenced trading on the Pink tier of the OTC marketplace under the symbols “CRTUF,” “CRTAF,” and “CRTWF,” respectively. The Pink tier of the OTC is a significantly more limited market than Nasdaq, and quotations on the Pink tier of the OTC may result in a less liquid market available for existing and potential shareholders to trade the public securities and could adversely affect the trading prices of the public securities.

Business Combination Agreement

On June 24, 2024, we entered into the Business Combination Agreement with Nidar, and the Merger Sub. Nidar is a data center provider for artificial intelligence and high-performance compute in India. On December 31, 2024, the Nidar Business Combination Agreement was amended to provide that (a) we will take such actions as are reasonably necessary to apply for and effect the qualification of our publicly-traded securities for trading on the OTC, which qualification will take effect no later than ten business days following any delisting of such our securities from Nasdaq on January 4, 2025, (b) we will use our reasonable best efforts to ensure that our publicly-traded securities continue to be qualified to trade on the OTC from and after the date our securities are delisted from Nasdaq until the Closing Date (as defined in the Nidar Business Combination Agreement), (c) we will cooperate with Nidar and use reasonable best efforts to take such actions as are reasonably necessary or advisable to cause our publicly-traded securities to be delisted from the OTC Markets and deregistered under the Exchange Act as soon as practicable following the First Effective Time (as defined in the Nidar Business Combination Agreement), and (d) the Termination Date (as defined in the Nidar Business Combination Agreement) be extended to January 7, 2026.

For a full description of the Nidar Business Combination Agreement and the proposed Nidar Business Combination, please see Item 1. “Business”.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through December 31, 2024 were organizational activities, the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net loss of $10,966,046, which consists of change in fair value of warrant liabilities of $6,417,000 and operating and formation costs of $6,110,653, offset by interest income on cash and marketable securities held in the trust account of $1,561,607.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial business combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

In August 2023, we issued the promissory note to the sponsor (the “Second Promissory Note”). On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. On April 4, 2024, it was further amended to increase the principal sum from $750,000 to $1,250,000; it was then amended to increase the principal sum from $1,250,000 to $1,750,000 on June 24, 2024. On December 20, 2024, it was again amended to increase the principal sum from $1,750,000 to $2,750,000. The promissory note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation. $1,798,500 and $250,000 were outstanding under the promissory note as of December 31, 2024, and 2023, respectively.

The promissory note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation. As of December 31, 2024, $ 1,798,500 was drawn and outstanding under terms of the promissory note and further $951,500 may be borrowed under this note.

For the year ended December 31, 2024, cash used in operating activities was $1,554,600. Net loss of $10,966,046 was affected by interest earned on marketable securities held in the Trust account of $1,561,607 and change in fair value of warrant liabilities of $6,417,000. Changes in operating assets and liabilities provided $4,556,053 of cash for operating activities.

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

As of December 31, 2024, we had cash held in the trust account of $26,355,736 (including $2,826,690 of interest income). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $1,927. We intend to use the funds held outside the trust account to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Second Extension, our sponsor contributed to us as a loan an aggregate of $40,000 for each month (commenced on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, which amount was deposited into the trust account for the benefits of public shares that were not redeemed in connection with the Second Extension that was approved by our shareholders. We deposited a total of $360,000 in the trust account for the year ended December 31, 2024, respectively.

In connection with the Third Extension, our sponsor has agreed to contribute to us a loan (commenced on January 8, 2025 and on the 7th day of each subsequent month) until October 7, 2025. For the first three months of the Third Extension (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, our sponsor contributed to us as a loan three equal amounts of $40,443 per month. The amount of each contribution of such loan does not bear interest and will be repayable by us to the sponsor or its designees upon the earlier of (i) the date of the consummation of our initial business combination, and (ii) the date of our liquidation. On January 6, 2025, we issued the Second Extension Note for a total amount of $121,329, which was used to make the three monthly extension payments of $40,443 per month, which have been deposited in the Trust Account, to extend the Combination Period through April 7, 2025. As of the date of this Report, $121,329 has been drawn and is outstanding under the terms of the Second Extension Note.

As of the date of the Report, the total we have borrowed under our various promissory notes is $2.5 million, of which $2.0 million relates to working capital and $0.5 million to extensions of the Combination Period.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such Working Capital Loans, but no proceeds from our Trust account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of December 31, 2024 and 2023, we had no outstanding borrowings under the Working Capital Loans.

Liquidity and Going Concern

We have until October 7, 2025 to consummate an initial business combination. If the Nidar Business Combination or another initial business combination is not consummated by then, we may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of our shareholders, who will be provided the opportunity at that time to redeem all or a portion of public shares (which would likely have a material adverse effect on the amount held in the trust account and other adverse effects on us). Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. Additionally, we will not have sufficient liquidity to fund the working capital needs of the Company through October 7, 2025 or through twelve months from the issuance of this report. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for the twelve months from the date of filing of this report. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 7, 2025.

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

On May 23, 2023, in connection with the Transfer, the Company and the sponsor entered into the Amended Administrative Support Agreement, pursuant to which the Company has ceased to pay the sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the year ended December 31, 2024, the Company incurred $200,000 and paid $183,333 in fees for these services. For the year ended December 31, 2023, the Company incurred and paid $320,333 in fees for these services.

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

In August 2023, the Company issued the Second Promissory Note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. On April 4, 2024, it was further amended to increase the principal sum from $750,000 to $1,250,000; it was then amended to increase the principal sum from $1,250,000 to $1,750,000 on June 24, 2024. On December 20, 2024, it was again amended to increase the principal sum from $1,750,000 to $2,750,000. The promissory note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation. $1,798,500 and $250,000 were outstanding under the promissory note as of December 31, 2024 and 2023, respectively.

In connection with the Second Extension, our sponsor contributed to us as a loan an aggregate of $40,000 for each month (commenced on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, which amount was deposited into the trust account. We first deposited in its trust account $40,000 on April 7, 2024, and had deposited thereafter and continue to deposit in its trust account $40,000 on the 7th day of each subsequent month till January 7, 2025 for the benefits of public shares that were not redeemed in connection with the Second Extension that was approved by our shareholders. The Company had drawn nine installments of $40,000 under the terms of this note and deposited them in the trust account through the date of this report. We deposited a total of $360,000 in the trust account for the year ended December 31, 2024, respectively.

In connection with the Third Extension, our sponsor has agreed to contribute to us a loan (commenced on January 8, 2025 and on the 7th day of each subsequent month) until October 7, 2025. For the first three months of the Third Extension (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, our sponsor contributed to us as a loan three equal amounts of $40,443 per month. The amount of each contribution of such loan does not bear interest and will be repayable by us to the sponsor or its designees upon the earlier of (i) the date of the consummation of our initial business combination, and (ii) the date of our liquidation. On January 6, 2025, we issued the Second Extension Note for a total amount of $121,329, which was used to make the three monthly extension payments of $40,443 per month, which have been deposited in the Trust Account, to extend the Combination Period through April 7, 2025. As of the date of this Report, $121,329 has been drawn and is outstanding under the terms of the Second Extension Note.

As of the date of the Report, the total we have borrowed under our various promissory notes is $2.5 million, of which $2.0 million relates to working capital and $0.5 million to extensions of the Combination Period.

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

As of December 31, 2024 and 2023, we had 27,400,000 warrants issued and outstanding, including 11,500,000 Public warrants classified as Level 1, and 15,900,000 Private warrants classified as Level 3 in the hierarchy of fair value measurements.

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

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (the “CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC Topic 280. “Segment Reporting” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in  ASC 280. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this standard for the year ended December 31, 2024 , and its adoption did not have a material impact on our financial statements contained elsewhere in the Report.

In December 2023, the FASB issued ASU Topic 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.  Management does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures contained elsewhere in the Report.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F 1 through F-29 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2024.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Suresh Guduru	52	Chief Executive Officer and Chairman of the Board
C. Brian Coad	55	Chief Operating Officer and Chief Financial Officer
Suresh Singamsetty	51	Chief Investment Officer and Director
Kishore Kondragunta	49	Director
Rana Gujral	48	Director
John F. Levy	69	Director

The experience of our directors and executive officers is as follows:

Suresh Guduru, 52, has served as our Chief Executive Officer and Chairman of the Board since May 23, 2023. Mr. Guduru is the founder and currently the managing member of Namaste Universe Sponsor LLC, a limited liability company formed to purchase sponsor interest in special purpose acquisition companies. Mr. Guduru is the founder and the managing member of Vikasati Partners LLC, a limited liability company formed to purchase sponsor interest in special purpose acquisition companies. He is currently the Chief Executive Officer and a member of the board of directors of Capitalworks Emerging Markets Acquisition Corp (OTC: CMCAF) (now known as Piermont Valley Acquisition Corp.). He has served as the Chief Executive Officer and Chief Technology Officer of Softengg, Inc., a software and technology services company, since September 1998. Since June 2021, he has served as Chief Executive Officer and Chairman of Namaste World Acquisition Corporation. Mr. Guduru has served as the Chairman and Director of Royal Treasures, Inc., a retail and wholesale food business, since May 2002. Mr. Guduru has also served as the Managing Member and Director of Green Foods, LLC, an import, grocery and hospitality business, since 2008. He has also served as the Chief Executive Officer of Organic Ingredients, Inc., a food and hospitality business, and President of Oakmead Village LLC, a real-estate business, since April 2012 and December 2012, respectively. In addition, Mr. Guduru has served as Chairman and Director of Gallant Services, Inc., a retail and wholesale food business, since August 2015 and as Chief Executive Officer and Chairman of Yuvika, Inc., a jewelry and accessories business, since September 2020. Moreover, Mr. Guduru has served as the Managing Member of AbSoMa LLC, an investments and real-estate holdings company, since June 2021. Mr. Guduru obtained his Bachelor of Technology in Computer Science and Engineering in 1994 from Nagarjuna University, and his Masters of Technology in Computer Science from University of Hyderabad in 1997. The board has determined that Mr. Guduru’s significant experience in both retail and technology, in addition to a wide range of other industries, qualifies him to serve as Chairman of the board.

C. Brian Coad, CFA, 55, has served as our Chief Operating Officer and Chief Financial Officer since February 9, 2021. Mr. Coad has over 25 years of finance and operations experience across a wide variety of platforms, from public to private and start-up to middle market. Since April 2024, Mr. Coad has served as the Chief Executive Officer and a member of the board of directors of Capitalworks Emerging Markets Acquisition Corp (OTC: CMCAF) (now known as Piermont Valley Acquisition Corp.). From 2012 until the end of 2020, Mr. Coad was the Chief Operating Officer of Cartica Management, LLC, where he was responsible for all non-investment related activities. Prior to joining Cartica, Mr. Coad was Chief Financial Officer and Head of Strategic Planning for the operating companies of PrinceRidge Holdings LP (“PrinceRidge”), a middle-market investment bank. As one of the initial employees of PrinceRidge, Mr. Coad built the finance and accounting function. While at PrinceRidge, he was responsible for accounting, finance, treasury and tax, as well as supporting brokerage clearing and operations. Prior to joining PrinceRidge, Mr. Coad was CFO for Broadpoint Securities Group, Inc. (Nasdaq: BPSG), a publicly traded middle-market investment bank. Mr. Coad was responsible for external and regulatory reporting, oversight of the firm’s clearing operations, and all corporate and business risk. Before becoming CFO, Mr. Coad was Broadpoint’s Director of Financial Planning and Analysis. Prior to joining Broadpoint, Mr. Coad was a co-founder and CFO of Frost Securities, Inc., a boutique investment bank and broker-dealer specializing in energy and technology. While at Frost, Mr. Coad was responsible for all logistics functions, including finance, accounting, operations, legal, compliance, IT and administration. Mr. Coad graduated from Southern Methodist University with a BBA in Finance and is a Chartered Financial Analyst.

Suresh Singamsetty, 51, has served as our Chief Investment Officer and director since May 23, 2023. He has served as CEO of WiSilica Inc. since June 2013, and also as Director of WiSilica Inc., and its subsidiary, namely, WiSilica India Pvt. Ltd. Since June 2013. WiSilica Inc. is a technology company with more than 130 employees, providing scalable IoT platform solutions. Since July 2021, he has served as Chief Financial Officer and a director of Namaste World Acquisition Corporation. Mr. Singamsetty has also served as CTO of Tracesafe Inc. (CSE: TSF), a publicly listed technology company focusing on safety-based wearable technology, since May 2020. Tracesafe Inc. acquired WiSilica’s wearable unit that provides contact tracing and quarantine solution for governments and enterprises. Additionally, Mr. Singamsetty co-founded Transilica Inc., a developer of chips based on Bluetooth technology which was acquired by Microtune Inc. and served as its Director of Software Engineering from 2000 to 2003. Mr. Singamsetty also co-founded Martian Watches, a company manufacturing the first watch to utilize voice command, and served as its V.P. of Engineering from 2008 to 2013. He also co-founded Jaalaa Inc., a low power wireless semiconductor company, and served as its V.P. of Digital Engineering from 2003 to 2007. Mr. Singamsetty holds a Master of Computer Science from Indian Institute of Technology, Kanpur. The board has determined that Mr. Singamsetty’s significant experience in technology qualifies him to serve as a member of the board.

Kishore Kondragunta, 49, has served as our director since May 23, 2023. He is a seasoned IT executive, investor, and business owner. Mr. Kondragunta has served as Head of IT of Woven by Toyota since January 2022. Mr. Kondragunta served as an IT Senior Director at Intel Corporation from March 2019 to January 2022. Since July 2021, he has served as Chief Investment Officer of Namaste World Acquisition Corporation. Previous to his time at Intel, Mr. Kondragunta served as a Tech Program Manager at Apple, Inc. from 2008 to 2012 and IT Senior director at Oracle from 2012 to 2019. He also founded Bayshore Investments LLC in 2020, a private equity firm, where he currently is a member. Mr. Kondragunta also owns and is a member of Bay Realty Investments LLC, a real-estate investment company which has invested in real-estate since 2016. This company has owned and successfully sold multiple multi-million-dollar homes. Moreover, Mr. Kondragunta is a member of LobStar Venture LLC, a restaurant, since November 2018. Kishore holds a bachelor’s degree in mechanical engineering and a Master’s degree in Telecommunications Management from Oklahoma State University, Stillwater, Oklahoma. The board has determined that Mr. Kondragunta’s technology background coupled with his experience in helping organizations through digital transformations make him highly qualified to be a member of the board.

Rana Gujral, 48, has served our director since May 23, 2023. He has been the CEO and director at Behavioral Signals since December 2019, an enterprise software company that excels at distinguishing behavioural signals in speech data with its proprietary deep learning AI technology. He has also served as an Advisor at ActiveScaler Inc., a technology travel services company, since February 2013. Mr. Gujral also served as a board Advisor of Token Inc. from May 2018 to March 2021. In 2014, Rana founded TiZE, an ML-based SaaS for specialty chemicals vertical and served as its President and CEO from June 2014 to December 2016. TiZE was thereafter acquired by Alchemy Cloud in 2016. Prior to TiZE, Rana led the turnaround of private-equity backed Cricut Inc. (NASDAQ: CRCT) as Executive Vice President from May 2012 to September 2014. At Cricut, Rana affected the turnaround from bankruptcy to profitability within a short span of 2 years between May 2012 and September 2014. Previously, Rana was Vice President at Logitech S.A. from April 2017 to August 2018 and Sr. Manager at Kronos Inc. from June 2004 to January 2010. In both functions he was responsible for the development of best-in-class products generating billions in revenue and contributed towards several award-winning engineering innovations. As a thought-leader in the AI/technology space, he often leads plenary and parallel sessions at industry events such as World Government Summit, VOICE Summit, The Next Web Conference, Collision, and Horasis World Economic Forum. His bylines are featured in publications such as Hacker Noon, Voicebot.ai, SpeechTechMagazine, and is a contributing columnist at TechCrunch and Forbes. He’s been recognized as an ‘AI Entrepreneur to Watch’ in Inc. Magazine, ‘Entrepreneur of the Month’ by CIO Review, awarded ‘US-China Pioneer’ by IEIE, and listed as a Top 10 Entrepreneur to follow in 2017 by Huffington Post. In 2020 he won “Contributor of the Year” in Hacker Noon’s Noonie’s Awards. Mr. Gujral attended Mahatma Jyotiba Phule (MJP) Rohilkhand University where he obtained a computer science degree in 1997. In 1999, he graduated from TACK International with a degree in marketing, and in 2001, Mr. Gujral obtained his MTPO from the Massachusetts Institute of Technology (MIT). Finally, in 2005 Mr. Gujral obtained his MBA from the University of Massachusetts. The board has determined that Mr. Gujral’s significant experience in artificial intelligence and technology qualifies him to serve as a member of the board.

John F. Levy, 69, has served as one of our directors since May 23, 2023. He has served as the chief executive officer and principal consultant for Board Advisory since May 2005. He also served as the chief executive officer of Sticky Fingers Restaurants, LLC from 2019 to 2020. Mr. Levy is a recognized corporate governance and financial reporting expert with over 40 years of progressive financial, accounting and business experience; including nine years in public accounting with three national accounting firms and having served as chief financial officer of both public and private companies for over 13 years. Since April 2024, Mr. Levy has served on the board of directors and as audit committee chair of Capitalworks Emerging Markets Acquisition Corp (OTC: CMCAF) (now known as Piermont Valley Acquisition Corp.). Mr. Levy served on the board of directors of Shengfeng Development Ltd. (Nasdaq: SFWL) from March 2023 to May 2024, Paranovus Entertainment Technology Ltd, (Nasdaq: PAVS) (formerly known as Happiness Development Group

Limited) from October 2019 to March 2024, Applied Minerals, Inc. from January 2008 to August 2022, Washington Prime Group, Inc. from June 2016 to October 2021, Singularity Future Technology Limited (Nasdaq: SGLY) from November 2021 to February 2023, Takung Art Co., Ltd. (Nasdaq: TKAT) from March 2016 to June 2019, China Commercial Credit, Inc. from August 2013 to December 2016, Applied Energetics, Inc. (OTCM: AERG) from June 2009 to February 2016 as well as several other publicly held companies prior to 2016. Mr. Levy is a frequent lecturer and has written several articles and courses on accounting, finance business and governance. Mr. Levy is a Certified Public Accountant and a graduate of the Wharton School of Business at the University of Pennsylvania. He received his MBA from St. Joseph’s University in Philadelphia, Pennsylvania. The board has determined that Mr. Levy’s extensive experience in evaluating, investing in and governing companies for the benefit of shareholders, along with his experience and knowledge in accounting, public company reporting and auditing, and his broad network of relationships, make him highly qualified to be a member of the board.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, which consists of Suresh Singamsetty, will expire at our annual general meeting in 2026. The term of office of the second class of directors, which consists of John F. Levy and Kishore Kondragunta, will expire at our annual general meeting in 2024. The term of office of the third class of directors, which consists of Rana Gujral and Suresh Guduru, will expire at our annual general meeting in 2025. Prior to the completion of our initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

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

Audit committee

We have established an audit committee of the board of directors. John F. Levy and Rana Gujral serve as members of this committee. Our board of directors has determined that each of John F. Levy and Rana Gujral is independent for purposes of membership on this committee under applicable SEC rules. Mr. Levy serves as the chair of the committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Levy qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an amended audit committee charter, which is available on our website (https://carticaspac.com/investor-resources) and which details the principal functions of the committee. The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with our management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our offering;
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval; and
●	advising the board and any other board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

Compensation, nominating and corporate governance committee

We have established a compensation, nominating and corporate governance committee of the board of directors. John F. Levy and Rana Gujral serve as members of this committee. Our board of directors has determined that each of John F. Levy and Rana Gujral a is independent for purposes of membership on this committee under the applicable SEC rules. Mr. Gujral serves as chair of the committee.

We have adopted an amended compensation, nominating and corporate governance committee charter, which is available on our website (https://carticaspac.com/investor-resources) and which details the principal functions of the committee. In regard to compensation, the committee’s principal functions include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement;
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and
●	advising the board and any other board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy (as defined below), with the assistance of management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter also provides that the committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

Before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the committee will consider the independence of each such adviser, including any factors required by the SEC.

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

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, applicable to our directors, officers and employees (the “Code of Ethics”). A copy of the Code of Ethics and the charters of the committees of our board will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14 and is incorporated herein by reference.

Insider Trading Policies

On November 30, 2023, as a then Nasdaq-listed company, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and stock exchange listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted the SEC Clawback Rule that directs national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our board of directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608 (the “Nasdaq Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Nasdaq Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Item 11. Executive Compensation.

We had agreed to pay our sponsor $930,000 over eighteen months, beginning at the closing of our IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, our former Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, our Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which our sponsor was expected to source principally from Cartica Management. In addition, at the closing of the IPO, we paid the sponsor an aggregate amount of $601,167, of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a business combination or a liquidation, we would cease paying administrative support expenses to the sponsor (in the case of the cash compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer, we and our sponsor entered into the Amended Administrative Support Agreement, pursuant to which we have ceased to pay our sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement our sponsor shall (i) pay to our Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to us, at a location mutually agreed by the parties (or any successor location of sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by us. In exchange for these services, we agreed to pay our sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the fiscal year ended December 31, 2024, we incurred and paid $200,000 and $183,333 in fees for these services.

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

After the completion of our initial business combination, directors or officers who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination, such as the Nidar Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,098,096 shares of our ordinary shares, consisting of (i) 6,098,096 Class A ordinary shares and (ii) 1,000,000 Class B ordinary shares, issued and outstanding as of March 31, 2025. On all matters to be voted upon, except for the election of directors, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Total Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares
Cartica Acquisition Partners, LLC, our sponsor (2)	4,750,000	77.89%	700,000	70.00%	76.78%
Suresh Singamsetty, Chief Investment Officer and Director	—	—	—	—	—
Kishore Kondragunta, Director	—	—	—	—	—
Rana Gujral, Director	—	—	—	—	—
Suresh Guduru, Chief Executive Officer and Chairman(3)	4,750,000	77.89%	700,000	70.00%	76.78%
John F. Levy, Director	—	—	—	—	—
C. Brian Coad, Chief Operating Officer and Chief Financial Officer	—	—	—	—	—
All executive officers and directors as a group (six individuals)	4,750,000	77.89%	700,000	70.00%	76.78%
5% Shareholders
	—	—	—	—	—
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 1345 Avenue of the Americas, 11th Floor New York, NY 10105.
(2)	Our sponsor, Cartica Acquisition Partners, LLC, is the record holder of 700,000 Class B ordinary shares and 4,750,000 Class A ordinary shares. The managing member of our sponsor is Suresh Guduru. Accordingly, Suresh Guduru may be deemed to have beneficial ownership of such shares held by our sponsor except to the extent of his pecuniary interest therein.
(3)	These shares represent the Class A ordinary shares and the Class B ordinary shares held by our sponsor. Mr. Guduru is our Chief Executive Officer and director, and is the Managing Member of Namaste Universe Sponsor LLC, a majority owner of our sponsor. Mr. Guduru is also the managing member of our sponsor, and accordingly, may be deemed to have beneficial ownership of such shares held by our sponsor. Mr. Guduru disclaims any beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Nidar Business Combination, please see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. On April 4, 2024, it was further amended to increase the principal sum from $750,000 to $1,250,000; it was then amended to increase the principal sum from $1,250,000 to $1,750,000 on June 24, 2024. On December 20, 2024, it was again amended to increase the principal sum from $1,750,000 to $2,750,000. The promissory note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation. As of December 31, 2024, $1,798,500 was outstanding and an aggregate of $951,500 may be borrowed under this note.

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

On January 4, 2022, we entered into an agreement to pay our sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the sponsor was sourced principally from Cartica Management. In addition, at the closing of the IPO, we paid the sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a business combination or our liquidation, we will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer, we and our sponsor entered into an amendment to the Amended Administrative Support Agreement, pursuant to which we have ceased to pay our sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement our sponsor shall (i) pay to our Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to us, at a location mutually agreed by the parties (or any successor location of sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by us. In exchange for these services, we agreed to pay our sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the fiscal year ended December 31, 2024, we incurred $200,000 and paid $183,333 in fees for these services.

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

In connection with the Second Extension, our sponsor contributed to us as a loan an aggregate of $40,000 for each month (commenced on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, or portion thereof, that was needed to complete an initial business combination, which amount was deposited into the trust account. The amount of each contribution of such loan does not bear interest and will be repayable by us to the sponsor or its designees upon the earlier of (i) the date of the consummation of our initial business combination, and (ii) the date of our liquidation. $360,000 was drawn and outstanding under the terms of the Extension Note as of December 31, 2024.

In connection with the Third Extension, our sponsor has agreed to contribute to us a loan (commenced on January 8, 2025 and on the 7th day of each subsequent month) until October 7, 2025. For the first three months of the Third Extension (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, our sponsor contributed to us as a loan three equal amounts of $40,442.88 per month. The amount of each contribution of such loan does not bear interest and will be repayable by us to the sponsor or its designees upon the earlier of (i) the date of the consummation of our initial business combination, and (ii) the date of our liquidation. On January 6, 2025, we issued the Second Extension Note for a total amount of $121,329, which was used to make three monthly extension payments of $40,443 per month, which have been deposited in the Trust Account, to extend the Combination Period through April 7, 2025. As of the date of this Report, $121,329 has been drawn and is outstanding under the terms of the Second Extension Note.

See “Nidar Business Combination” above for more information on related party transactions with respect to Sponsor Lock-Up and Support Agreement, Nidar Shareholder Lock-Up and Support Agreement, and Registration Rights Agreement in connection with the Nidar Business Combination.

Director Independence

Our board of directors has determined that John F. Levy, Rana Gujral and Kishore Kondragunta are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 and 2023 totaled $226,093 and $140,603, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2024 and 2023, we did not pay Marcum for any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2024 and 2023, Marcum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

All other fees consist of fees billed for all other services. During the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

CARTICA ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Cartica Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cartica Acquisition Corp (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, statements of changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before October 7, 2025. There is no assurance that the Company will obtain the necessary shareholder approvals to extend the business combination deadline subsequent to October 7, 2025 or raise the additional capital it needs to fund its business operations and complete any business combination, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 31, 2025

CARTICA ACQUISITION CORP

BALANCE SHEETS

	December 31,
	2024	2023

Assets
Current assets
Cash	$1,927	$8,027
Prepaid expenses	20,793	89,513
Total Current Assets	22,720	97,540
Cash and marketable securities held in Trust Account	26,355,736	46,305,735
Total Assets	$26,378,456	$46,403,275

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$5,058,100	$570,768
Promissory notes – related party	2,158,500	250,000
Total Current Liabilities	7,216,600	820,768

Warrant liabilities	7,398,000	981,000
Total Liabilities	14,614,600	1,801,768

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 2,249,422 and 4,214,415 shares at redemption value of $11.72 and $10.99 as of December 31, 2024 and 2023, respectively	26,355,736	46,305,735

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,750,000 issued and outstanding (excluding 2,249,422 and 4,214,415 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	475	475
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2024 and 2023	100	100
Additional paid-in capital	1,363,735	3,285,341
Accumulated deficit	(15,956,190)	(4,990,144)
Total Shareholders’ Deficit	(14,591,880)	(1,704,228)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$26,378,456	$46,403,275

The accompanying notes are an integral part of the financial statements.

CARTICA ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Operating and formation costs	$6,110,653	$2,039,787
Loss from operations	(6,110,653)	(2,039,787)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	1,561,607	7,109,902
Change in fair value of warrant liabilities	(6,417,000)	1,096,000
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	—	214,220
Total other (expense) income	(4,855,393)	8,420,122

Net (loss) income	$(10,966,046)	$6,380,335

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	2,754,092	14,404,952

Basic and diluted net (loss) income per share, Class A ordinary shares subject to redemption	$(1.29)	$0.32

Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class A and Class B ordinary shares not subject to redemption	$(1.29)	$0.32

The accompanying notes are an integral part of the financial statements.

CARTICA ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—	—	5,750,000	575	—	(8,811,016)	(8,810,441)

Conversion of Class B ordinary shares to Class A Ordinary Shares - Non- redeemable	4,750,000	475	(4,750,000)	(475)	—	—	—

Waiver of deferred underwriting fee	—	—	—	—	7,835,780	—	7,835,780

Capital Contribution by Sponsor for issuance of Non-Redemption agreements to Stockholders	—	—	—	—	158,139	—	158,139

Stockholder non-redemption agreements	—	—	—	—	(158,139)	—	(158,139)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(4,550,439)	(2,559,463)	(7,109,902)

Net income	—	—	—	—	—	6,380,335	6,380,335

Balance – December 31, 2023	4,750,000	$475	1,000,000	$100	$3,285,341	$(4,990,144)	$(1,704,228)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,921,606)	—	(1,921,606)

Net loss	—	—	—	—	—	(10,966,046)	(10,966,046)

Balance – December 31, 2024	4,750,000	$475	1,000,000	$100	$1,363,735	$(15,956,190)	$(14,591,880)

The accompanying notes are an integral part of the financial statements.

CARTICA ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(10,966,046)	$6,380,335
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,561,607)	(7,109,902)
Change in fair value of warrant liabilities	6,417,000	(1,096,000)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	—	(214,220)
Changes in operating assets and liabilities:
Prepaid expenses	68,720	248,598
Accounts payable and accrued expenses	4,487,333	467,737
Net cash used in operating activities	(1,554,600)	(1,323,452)

Cash Flows from Investing Activities:
Cash deposited in the Trust Account for monthly extensions	(360,000)	—
Cash withdrawn from Trust Account in connection with redemptions	21,871,604	200,917,798
Net cash provided by investing activities	21,511,604	200,917,798

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,908,500	250,000
Payments for redemptions of Class A ordinary shares	(21,871,604)	(200,917,798)
Net cash used in financing activities	(19,963,104)	(200,667,798)

Net Change in Cash	(6,100)	(1,073,452)
Cash – Beginning of period	8,027	1,081,479
Cash – End of period	$1,927	$8,027

Non-cash investing and financing activities:
Waived deferred underwriting discount	$—	$7,835,780
Remeasurement of Class A ordinary shares to redemption amount	$1,921,606	$7,109,902

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

On January 5, 2024, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest - bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of the Business Combination or the Company’s liquidation, which was reflected in the amendment to the investment management trust agreement with Continental. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

On April 3, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “Second Extension Meeting”) at which the Company’s shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association, as amended (the “Second Charter Amendment”) to extend the date by which the Company has to consummate a Business Combination from April 7, 2024 to January 7, 2025 (the “Second Extension”). In connection with the Second Charter Amendment, the Company issued a promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension, for a total amount of $360,000, which was outstanding as of December 31, 2024. In connection with the Second Extension, shareholders holding 1,964,993 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $21.87 million (approximately $11.13 per share) was removed from the Trust Account to pay such holders. Immediately following the redemptions, there were 2,249,422 Public Shares issued and outstanding.

On April 16, 2024, the Company received a notice (the “Nasdaq Delisting Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq” or the “Exchange”) indicating that the Company did not regain compliance with the Minimum Total Holders Rule during the Extension Period, as defined below. On September 25, 2023, the Company received a written notice from the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5450 (a) (2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). Pursuant to Nasdaq Listing Rule 5810 (c) (2) (B) (i), the maximum amount of time for the Company to regain compliance with the Minimum Total Holders Rule is 180 days, or until March 25, 2024 (the “Extension Period”). The Company had requested a hearing before the Nasdaq Hearings Panel (the “Panel”) which stayed the suspension of trading on the Company’s securities, and the Company’s securities continued to trade on the Nasdaq Global Market while the hearing and the written decision by the Panel were in process. The Company appeared before the Panel on May 23, 2024.

On June 17, 2024, the Company received a written notice from the Panel indicating it had granted the Company’s request for continued listing on the Exchange and transfer of its securities to the Nasdaq Capital Market from the Nasdaq Global Market, subject to the obligation that, on or before June 28, 2024, the Company will demonstrate compliance with Listing Rule 5450 (a) (2). On July 11, 2024, the Company received a letter from the Nasdaq notifying the Company that the Exchange approved the Company’s application to list its securities on the Nasdaq Capital Market. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on July 12, 2024. On July 26, 2024, the Company received a letter from the Nasdaq notifying the Company that the Company has demonstrated compliance with Listing Rule 5450 (a) (2) and thus the Panel has determined to continue the listing of the Company’s securities on the Exchange.

On June 24, 2024, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Nidar Infrastructure Limited, a Cayman Islands exempted company (“Nidar”), and Yotta Data and Cloud Limited, a Cayman Islands exempted company and a wholly owned subsidiary of Nidar (“Merger Sub”). Nidar is a data center provider for artificial intelligence and high - performance compute in India. Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement, (a) Merger Sub will merge with and into Cartica (the “First Merger”), with Cartica surviving the First Merger as a direct, wholly owned subsidiary of Nidar (Cartica as the surviving entity of the First Merger, the “Surviving Entity”) and the shareholders of Cartica becoming shareholders of Nidar; and (b) Surviving Entity will merge with and into Nidar (such merger, the “Second Merger” and together with the First Merger, the “Mergers”), with Nidar (such company, as the surviving entity of the Second Merger, the “Surviving Company”) surviving the Second Merger. Concurrently with the execution and delivery of the Business Combination Agreement, (i) the Sponsor, the Company, and Nidar entered into a Lock - Up and Support Agreement (the “Sponsor Lock - Up and Support Agreement”), and (ii) Nidar, the Company, and the Nidar shareholders entered into a Lock - Up and Support Agreement (the “Nidar Shareholder Lock - Up and Support Agreement”).

On November 27, 2024, the Company received a written notice from Nasdaq indicating that the Company no longer complied with Nasdaq Listing Rule 5605 (the “Audit Committee Listing Rule”), which requires, among other things, companies with securities listed on Nasdaq to have an audit committee consisting of at least three members who are independent directors. The Company fell out of compliance with the Audit Committee Listing Rule as a result of the vacancy caused by the resignation of Kyle Ingvald Parent from the board of directors and the audit committee of the Company effective November 15, 2024.

On January 3, 2025, the Company held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to (i) amend the Company’s amended and restated memorandum and articles of association, as amended (the “Charter”) to extend the date by which the Company has to consummate a business combination from January 7, 2025 to October 7, 2025 (the “Third Charter Amendment” and the proposal, the “Third Extension Amendment Proposal”) and (ii) eliminate from the Charter that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than US$5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”). In connection with the Third Extension Metting shareholders holding 901,326 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $10.56 million (approximately $11.72 per share) will be removed from the Trust Account to pay such holders. Immediately following the redemptions, there are 1,348,096 Class A ordinary shares issued and outstanding.

On January 6, 2025, the Company issued a promissory note (the “Second Extension Note”) in the principal amount of up to $121,329 to Cartica Acquisition Partners, LLC (the “Sponsor”), a Delaware limited liability company, the Company’s sponsor. In connection with the Third Extension of the Company’s termination date from January 7, 2025 to October 7, 2025, the Company deposited in its trust account $40,443 each month (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, for the benefits of Class A ordinary shares of the Company sold in its initial public offering (the “Public Shares”) that were not redeemed in connection with the Extension that was approved at the Meeting (as defined below).

On January 6, 2025, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, pursuant to Nasdaq Listing Rule IM - 5101 - 2 (“Rule IM - 5101 - 2”), the staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities would be delisted from Nasdaq, (ii) trading of the Company’s Class A ordinary shares, warrants, and units would be suspended at the opening of business on January 13, 2025 and (iii) a Form 25 - NSE would be filed with the Securities and Exchange Commission (the “SEC”), which would remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM - 5101 - 2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by January 4, 2025, the Staff concluded that the Company did not comply with Rule IM - 5101 - 2 and that the Company’s securities were subject to delisting.

Trading of the Company’s securities on the OTC market commenced shortly upon suspension from Nasdaq on January 13, 2025. The suspension from Nasdaq and the commencement of trading on the OTC market does not affect the Company’s previously announced business combination with Nidar Infrastructure Limited, a Cayman Islands exempted company (“Nidar”), and Yotta Data and Cloud Limited, a Cayman Islands exempted company and a wholly owned subsidiary of Nidar, as parties continue to work to effectuate the completion of that business combination. The post - combination company, Nidar, has filed a registration statement on Form F - 4, as amended, with the SEC in connection with the registration of its securities under the Securities Act.

The Company will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

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

Liquidity and Going Concern

As of December 31, 2024, the Company had $1,927 in its operating bank accounts and working capital deficit of $7,193,880.

In August 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Note”). On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000 (the “Third Amendment”). On December 20, 2024, the Working Capital Note was again amended to increase the principal sum from $1,750,000 to $2,750,000 (the “Fourth Amendment”). The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination and (b) the date of the Company’s liquidation. $1,798,500 and $250,000 were outstanding under the Working Capital Note as of December 31, 2024 and 2023, respectively.

In April 2024, the Company issued a promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter and will continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension. As of December 31, 2024, the Company borrowed $360,000 under the terms of the Extension Note.

On January 6, 2025, the Company issued a promissory note (the “Second Extension Note”) in the principal amount of up to $121,329 to the Sponsor to fund contributions in the Company’s Trust Account of $40,442.88 each month (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025. Subsequent to December 31, 2024 the Company has fully drawn amounts allowed under the Second Extension Note.

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

The Company has until October 7, 2025, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company, such as the Company’s ability to maintain its listing on The Nasdaq Stock Market. Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through October 7, 2025, or through twelve months from the filing of this report. Management of the Company has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the filing of this report. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 7, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2024 and 2023.

Cash and Marketable Securities Held in Trust Account

At December 31, 2024, all of the assets in the Trust Account were in the form of cash held in an interest-bearing demand deposit account and at December 31, 2023, substantially all of the assets in the Trust Account were held in a money market fund that invests in U.S. Treasury securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2024 and 2023, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

	Number of shares	$
Gross proceeds	23,000,000	230,000,000
Less:
Proceeds allocated to Public Warrants	—	(5,865,000)
Class A ordinary shares issuance costs	—	(12,916,743)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	28,895,374
Class A ordinary shares subject to possible redemption as of December 31, 2022	23,000,000	240,113,631
Less:
Redemption of 18,785,585 Class A ordinary shares	(18,785,585)	(200,917,798)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	7,109,902
Class A ordinary shares subject to possible redemption as of December 31, 2023	4,214,415	46,305,735
Less:
Redemption of shares	(1,964,993)	(21,871,605)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	1,921,606
Class A ordinary shares subject to possible redemption as of December 31, 2024	2,249,422	26,355,736

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

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024		2023
	Class A	Class A and B	Class A	Class A and B
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(3,551,408)	$(7,414,638)	$4,560,091	$1,820,244
Denominator:
Basic and diluted weighted average shares outstanding	2,754,092	5,750,000	14,404,952	5,750,000

Basic and diluted net (loss) income per ordinary share	$(1.29)	$(1.29)	$0.32	$0.32

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2024, and its adoption did not have a material impact on the Company’s financial statements.

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

Public Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the sponsor or their affiliates, without taking into account any founder shares held by the sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share warrant redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share warrant redemption trigger price described below under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Promissory Notes — Related Party

On February 9, 2021, the Company issued a promissory note (the “First Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the First Promissory Note was paid in full by the Company. As of December 31, 2024 and 2023, no additional amount may be borrowed under this note.

In August 2023, the Company issued the Working Capital Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000 (the “Third Amendment”). On December 20, 2024, the Working Capital Note was again amended to increase the principal sum from $1,750,000 to $2,750,000 (the “Fourth Amendment”). The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination and (b) the date of the Company’s liquidation.

The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination and (b) the date of the Company’s liquidation. $1,798,500 and $250,000 was outstanding under the Working Capital Note as of December 31, 2024 and 2023, respectively.

In April 2024, the Company issued the Extension Note to the Company’s sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and has deposited thereafter in its Trust Account $40,000 on the 7th day of each subsequent month through January 7, 2025, for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. $360,000 was drawn and outstanding under the terms of the Extension Note as of December 31, 2024.

Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024 and 2023, there were no Working Capital Loans outstanding.

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

For the year ended December 31, 2024, the Company incurred $200,000 and paid $183,333 in fees for these services. For the year ended December 31, 2023, the Company incurred and paid $320,333 in fees for these services.

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

The Company estimated the aggregate fair value of the 962,500 Class A ordinary shares attributable to the non-redeeming shareholders to be $158,139 or $0.1643 per share. The fair value of the Class A ordinary shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, it was recognized by the Company as a capital contribution by the Sponsor to induce them not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost in the Company’s statements of changes in the shareholder’s deficit for the period ended December 31, 2023.

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

On April 14, 2023, J.P. Morgan, the underwriter for the IPO of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $214,220 of other income on the Company’s statements of operations attributable to the derecognition of deferred underwriting fees allocated to offering costs in the accompanying statements of operations and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying statements of changes in shareholders’ deficit for the period ended June 30, 2023.

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

Service Provider Agreements

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with identifying potential targets in connection with the Company’s initial Business Combination, provide certain advisory services, and negotiate terms in connection with the Company’s initial Business Combination. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met. The conditions include, but are not limited to, either (i) signing of a letter of intent with a specific target, (ii) signing a business combination agreement with a specific target, and/or (iii) the successful consummation of an initial Business Combination with a specific target. The contingent fees related to the arrangements entered into as of December 31, 2024, are based on either (i) a percentage of total consideration paid or, (ii) a fixed fee; in either case not to exceed an aggregate amount of $6.0 million. No fees are currently payable under these arrangements.

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

For the year ended December 31, 2024, the Company did not record any advisory fee for the placement agents.

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

Business Combination Agreement Amendment

On December 31, 2024, the Company, Nidar and Merger Sub entered into an amendment to the Nidar Business Combination Agreement. The Amendment, among other things, provides that (a) Cartica will take such actions as are reasonably necessary to apply for and effect the qualification of Cartica’s publicly-traded securities for trading on OTC Markets Group (the “OTC Markets”), which qualification will take effect no later than ten business days following any delisting of such Cartica securities from Nasdaq on January 4, 2025 (the “Nasdaq Delisting Date”), (b) Cartica will use its reasonable best efforts to ensure that Cartica’s publicly-traded securities continue to be qualified to trade on the OTC Markets from and after the Nasdaq Delisting Date until the Closing, (c) Cartica will cooperate with Nidar and use reasonable best efforts to take such actions as are reasonably necessary or advisable to cause Cartica’s publicly-traded securities to be delisted from the OTC Markets and deregistered under the Exchange Act as soon as practicable following the First Effective Time (as defined in the Business Combination Agreement), and (d) the Termination Date (as defined in the Business Combination Agreement) be extended to January 7, 2026.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2023, in connection with the First Extension Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares (see Note 1). On April 3, 2024, in connection with the Second Extension Meeting, shareholders holding 1,964,993 Class A ordinary shares exercised their right to redeem such shares (see Note 1). At December 31, 2024 and 2023, there were 4,750,000 Class A ordinary shares issued or outstanding (excluding 2,249,422 and 4,214,415 shares subject to redemption), respectively.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2024	2023
Liabilities:
Warrant liabilities – Public Warrants	1	$3,105,000	$345,000
Warrant liabilities – Private Placement Warrants	3	$4,293,000	$636,000

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

As of December 31, 2024, the value of Public Warrants is based on observable trading prices.

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

As of December 31, 2024, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an implied volatility and probability of successful Business Combination. The inputs used in the Monte Carlo analysis included implied volatility, expected risk- free interest rate and expected life of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful Business Combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company then applied a Black-Scholes formula to estimate the fair value of the Private Warrants. The inputs into the Black Scholes model for the Private Warrants at initial measurement were the same as those used in the Public Warrant analysis.

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at December 31, 2024 and 2023:

	December 31,	December 31,
Input	2024	2023
Risk-free interest rate	4.38%	3.84%
Expected term (years)	5.00	5.00
Expected volatility	1.0%	31.70%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$11.82	$10.91

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2023	$636,000
Change in fair value	3,657,000
Fair value at December 31, 2024	$4,293,000

Private
Placement
Warrants
Fair value at December 31, 2022	$1,272,000
Change in fair value	(636,000)
Fair value at December 31, 2023	$636,000

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers from Level 3 during the reporting periods presented.

As of December 31, 2023, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.04 and $0.03 per warrant for aggregate values of $636,000 and $345,000, respectively.

As of December 31, 2024, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.27 and $0.27 per warrant for aggregate value of $4,293,000 and $3,105,000, respectively.

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision makers have been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year	For the Year
	Ended December	Ended December
	31, 2024	31, 2023
Operating and formation costs	$6,110,653	$2,039,787
Interest income on marketable securities held in Trust Account	$1,561,607	$7,109,902

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 3, 2025, the Company held an extraordinary general meeting of shareholders (the “Meeting”) to (i) amend the Company’s amended and restated memorandum and articles of association, as amended (the “Charter”) to extend the date by which the Company has to consummate a business combination from January 7, 2025 to October 7, 2025 (the “Charter Amendment” and such extension, the “Third Extension”) and (ii) eliminate from the Charter that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than US$5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”). The proposal to adjourn the Meeting to a later date was not presented because there were enough votes to approve each of the foregoing proposals.

In connection with the Third Extension, the Sponsor has agreed to contribute to the Company a loan (commenced on January 8, 2025 and on the 7th day of each subsequent month) until October 7, 2025. For the first three months of the Third Extension (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, our sponsor contributed to the Company as a loan three equal amounts of $40,443 per month. The amount of each contribution of such loan does not bear interest and will be repayable by the Company to the Sponsor or its designees upon the earlier of (i) the date of the consummation of its initial business combination, and (ii) the date of the Company’s liquidation.

On January 6, 2025, the Company issued a promissory note (the “Second Extension Note”) in the principal amount of up to $121,329 to the Sponsor, which was used to make the three monthly extension payments of $40,443 per month, which have been deposited in the Trust Account, to extend the Combination Period through April 7, 2025. The principal amount of this Second Extension Note may be drawn down in three equal amounts of $40,443 per month. The Second Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company. As of the date of this Report, $121,329 has been drawn and is outstanding under the terms of the Second Extension Note.

On January 6, 2025, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, pursuant to Nasdaq Listing Rule IM-5101-2 (“Rule IM-5101-2”), the staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities would be delisted from Nasdaq, (ii) trading of the Company’s Class A ordinary shares, warrants, and units would be suspended at the opening of business on January 13, 2025 and (iii) a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”), which would remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by January 4, 2025, the Staff concluded that the Company did not comply with Rule IM-5101-2 and that the Company’s securities were subject to delisting.

On January 10, 2025, the Company filed a Current Report on Form 8-K (the “Initial Report”) announcing, among other things, the results of the extraordinary general meeting of shareholders (the “Special Meeting”) held by the Company on January 3, 2025. At the Special Meeting, the Company’s shareholders (i) approved to extend the date by which the Company has to consummate a business combination from January 7, 2025 to October 7, 2025 (the “Extension”), and (ii) approved to eliminate from the Company’s amended and restated memorandum and articles of association, as amended that the Company may not redeem its Class A ordinary shares sold in its initial public offering (the “Public Shares”) to the extent that such redemption would result in the Company having net tangible assets of less than US$5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation. In connection with the approval of the proposals, an aggregate of 901,326 Public Shares were submitted for redemption at a redemption price of approximately $11.72 per share for an aggregate of approximately $10.56 million.

Subsequent to December 31, 2024, the Company borrowed additional $228,421 under the terms of its amended Working Capital Note.

As of the date of the Report, the total the Company has borrowed under its various promissory notes is $2.5 million, of which $2.0 million relates to working capital and $0.5 million to extensions of the Combination Period.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 4, 2022, by and between the Company and J.P. Morgan Securities LLC, as representative of the several underwriters listed in Schedule 1 thereto (2)
2.1†	Agreement and Plan of Merger, dated as of June 24, 2024, by and among Nidar Infrastructure Limited, Yotta Data and Cloud Limited and Cartica Acquisition Corp. (10)
2.2†	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 31, 2024 (13)
3.1	Amended and Restated Memorandum and Articles of Association (2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (14)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (2)
4.5	Description of Registered Securities (3)
10.1	Securities Subscription Agreement, dated as of February 9, 2021, between the Registrant and the Sponsor (1)
10.2	Investment Management Trust Agreement, January 4, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (2)
10.3	Registration and Shareholder Rights Agreement, dated January 4, 2022, by and among the Company, the Sponsor and the other securities holders signatory thereto (2)
10.4	Private Placement Warrants Purchase Agreement, dated January 4, 2022, by and between the Company and the Sponsor (2)
10.5	Letter Agreement, dated January 4, 2022, by and among the Company, its directors and executive officers and the Sponsor (2)
10.6	Forward Purchase Agreement, dated January 4, 2022, by and among the Company, Cartica Investors, LP and Cartica Investors II, LP (2)
10.7	Administrative Support Agreement, dated January 4, 2022, by and between the Company and the Sponsor (2)
10.8	Amendment to the Administrative Support Agreement, dated May 23, 2023, by and between the Company and the Sponsor (4)
10.9	Termination Agreement, dated May 23, 2023, by and among the Company and Cartica Funds (4)
10.10	Form of Non - Redemption Agreement (5)
10.11	Amendment to Promissory Note issued to Cartica Acquisition Partners, LLC, dated February 16, 2024 (7)
10.12	Promissory Note, dated as of April 4, 2024 (9)
10.13	Amendment No. 2 to the Promissory Note issued to Cartica Acquisition Partners, LLC, dated April 4, 2024 (9)
10.14	Lock-Up and Support Agreement, dated as of June 24, 2024, by and among Cartica Acquisition Partners, LLC, Cartica Acquisition Corp and Nidar Infrastructure Limited (10)
10.15	Lock-Up and Support Agreement, dated as of June 24, 2024, by and among Cartica Acquisition Corp, Nidar Infrastructure Limited and the shareholders of Nidar Infrastructure Limited (10)
10.16	Amendment No. 3 to the Promissory Note issued to Cartica Acquisition Partners, LLC, dated June 24, 2024 (11)
10.17	Amendment No. 4 to the Promissory Note issued to Cartica Acquisition Partners, LLC, dated December 20, 2024 (12)
10.18	Promissory Note, dated as of January 6, 2025 (14)
14	Code of Ethics (1)
19	Insider Trading Policies and Procedures, adopted November 30, 2023 (8)
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023 (8)
99.1	Audit Committee Charter, amended and restated on November 30, 2023 (8)
99.2	Compensation Committee Charter, amended and restated on November 30, 2023 (8)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith

†Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the SEC upon its request. Certain schedules and exhibits to this Exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because the omitted information is not material and is the type that the Company treats as private or confidential.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 16, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 10, 2022.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8 - K, filed with the SEC on May 25, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2024.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2024.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2024.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2024.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 2, 2025.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 10, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2025	CARTICA ACQUISITION CORP

	By:	/s/ Suresh Guduru
	Name:	Suresh Guduru
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Suresh Guduru	Chief Executive Officer and Director	March 31, 2025
Suresh Guduru	(Principal Executive Officer)

/s/ C. Brian Coad	Chief Operating Officer and Chief Financial Officer	March 31, 2025
C. Brian Coad	(Principal Financial and Accounting Officer)

/s/ Suresh Singamsetty	Chief Investment Officer and Director	March 31, 2025
Suresh Singamsetty

/s/ Kishore Kondragunta	Director	March 31, 2025
Kishore Kondragunta

/s/ Rana Gujral	Director	March 31, 2025
Rana Gujral

/s/ John F. Levy	Director	March 31, 2025
John F. Levy