Form 10-Q
period 2025-03-31
Cartica Acquisition Corp
filed 2025-05-15
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, there were 6,098,096 Class A ordinary shares, par value $0.0001 per share, and 1,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)

Assets
Current assets
Cash	$2,441	$1,927
Prepaid expenses	2,949	20,793
Total Current Assets	5,390	22,720
Cash held in Trust Account	16,086,301	26,355,736
Total Assets	$16,091,691	$26,378,456

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$5,240,944	$5,058,100
Promissory notes – related party	2,510,750	2,158,500
Total Current Liabilities	7,751,694	7,216,600

Warrant liabilities	6,850,000	7,398,000
Total Liabilities	14,601,694	14,614,600

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 1,348,096 and 2,249,422 shares at redemption value of $11.93 and $11.72 as of March 31, 2025 and December 31, 2024, respectively	16,086,301	26,355,736

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,750,000 issued and outstanding (excluding 1,348,096 and 2,249,422 shares subject to possible redemption) at March 31, 2025 and December 31, 2024, respectively	475	475
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	100	100
Additional paid-in capital	1,071,415	1,363,735
Accumulated deficit	(15,668,294)	(15,956,190)
Total Shareholders’ Deficit	(14,596,304)	(14,591,880)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$16,091,691	$26,378,456

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2025	2024
Operating and formation costs	$431,096	$2,408,551
Loss from operations	(431,096)	(2,408,551)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	170,992	583,307
Change in fair value of warrant liabilities	548,000	(2,077,000)
Other income (expense), net	718,992	(1,493,693)

Net income (loss)	$287,896	$(3,902,244)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	1,378,140	4,214,415

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.04	$(0.39)

Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,750,000	5,750,000

Basic and diluted income (loss) per share, Class A and Class B ordinary shares not subject to redemption	$0.04	$(0.39)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED March 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	4,750,000	$475	1,000,000	$100	$1,363,735	$(15,956,190)	$(14,591,880)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(292,320)	—	(292,320)

Net income	—	—	—	—	—	287,896	287,896

Balance – March 31, 2025	4,750,000	$475	1,000,000	$100	$1,071,415	$(15,668,294)	$(14,596,304)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	4,750,000	$475	1,000,000	$100	$3,285,341	$(4,990,144)	$(1,704,228)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(583,307)	—	(583,307)

Net loss	—	—	—	—	—	(3,902,244)	(3,902,244)

Balance – March 31, 2024	4,750,000	$475	1,000,000	$100	$2,702,034	$(8,892,388)	$(6,189,779)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$287,896	$(3,902,244)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(170,992)	(583,307)
Change in fair value of warrant liabilities	(548,000)	2,077,000
Changes in operating assets and liabilities:
Prepaid expenses, current portion	17,844	(23,894)
Accounts payable and accrued expenses	182,844	2,096,065
Net cash used in operating activities	(230,408)	(336,380)

Cash Flows from Investing Activities:
Cash deposited in the Trust Account for monthly extensions	(121,328)	—
Cash withdrawn from Trust Account in connection with redemption	10,561,755	—
Net cash provided by investing activities	10,440,427	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	352,250	363,500
Redemption of ordinary shares	(10,561,755)	—
Net cash (used in) provided by financing activities	(10,209,505)	363,500

Net Change in Cash	514	27,120
Cash – Beginning of period	1,927	8,027
Cash – End of period	$2,441	$35,147

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$292,320	$583,307

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 15,900,000 warrants (the “Private Placement Warrants”) to Cartica Acquisition Partners, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company (except as described in the registration statement for the Company’s IPO (the “Registration Statement”)); (ii) may not (and the Class A ordinary shares issuable upon exercise of such warrants may not) be transferred, assigned or sold by the holders thereof until 30 days after the completion of the Company’s Business Combination (subject to certain exceptions described in the Registration Statement); (iii) may be exercised by the holders thereof on a cashless basis; and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Transaction costs amounted to $13,295,086 consisting of $12,650,000 of underwriting discount and $645,086 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully. At the closing of the IPO, an amount equal to at least $10.30 per Unit sold in the IPO, including proceeds from the sale of the Private Placement Warrants, were deposited in a trust account (the “Trust Account”), located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the Company’s liquidation. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on January 5, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items until the earlier of consummation of its Business Combination or liquidation, as reflected in the amendment to the investment management trust agreement.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company will provide the holders (the “public shareholders”) of its issued and outstanding Class A ordinary shares sold as part of the units in its IPO (whether they are purchased in such offering or thereafter in the open market) (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares, upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. For the avoidance of doubt, the Public Shares exclude the Class A ordinary shares held by the Sponsor after the Conversion, as defined below. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.30 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions which the underwriter for the Company’s IPO has waived (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares have been issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be allocated the proceeds as determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and have been classified as such on the balance sheet until such date that a redemption event takes place.

If Company seeks shareholder approval of a Business Combination, the Company will proceed with such Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 5) and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company was initially required to consummate a Business Combination by July 7, 2023 (which was 18 months from the closing of IPO), which was extended to April 7, 2024, then to January 7, 2025 and further to October 7, 2025 (or such earlier date as determined by the board) (the “Combination Period”). If the Company has not consummated a Business Combination within the Combination Period, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. In the event of Company’s liquidation, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On May 23, 2023, the Sponsor entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Cartica Investors, LP and Cartica Investors II, LP (together, the “Cartica Funds”) and Namaste Universe Sponsor LLC, a Delaware limited liability company (“Namaste”). Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in the Sponsor, which combined interests entitled Namaste to receive, in the aggregate, 3,490,949 Class B ordinary shares, par value $0.0001 per share and 15,900,000 private placement warrants (the transaction, the “Transfer”). In connection with the Transfer, the Company terminated the Forward Purchase Agreement (as defined below), amended the administrative support agreement (see Note 5), and experienced a change in its board of directors, as more fully described below within these unaudited condensed financial statements.

In connection with the Transfer, on May 23, 2023, Subramanian Ramadorai, Keki M. Mistry, Farida Khambata, Parul Bhandari, Asif Ramji and Steven J. Quamme resigned as directors of the Company’s board of directors and Steven J. Quamme resigned as interim Chief Executive Officer. Concurrently with the Transfer, holders of the Company’s Class B ordinary shares elected Suresh Guduru, Suresh Singamsetty, Kishore Kondragunta, Rana Gujral, Kyle Ingvald Parent and John F. Levy as directors of the Company’s board of directors (collectively, the “New Directors”). In addition, Kyle Ingvald Parent and Suresh Singamsetty were appointed as Class I directors with a term expiring at the Company’s first annual general meeting; John F. Levy and Kishore Kondragunta were appointed as Class II directors with a term expiring at the second annual general meeting; and Rana Gujral and Suresh Guduru were appointed as Class III directors with a term expiring at the Company’s third annual general meeting. John F. Levy, Rana Gujral and Kyle Invalid Parent were appointed as members of the Board’s audit committee (the “Audit Committee”) and compensation, nominating and corporate governance committee, with Mr. Levy serving as the Chairman of the Audit Committee and Mr. Gujral serving as the Chairman of the compensation, nominating and corporate governance committee. The Company’s board determined that John F. Levy, Rana Gujral, Kyle Ingvald Parent and Kishore Kondragunta are each an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

In connection with the First Extension Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following the redemptions and the Conversion, there were 8,964,415 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding and the Sponsor held approximately 55% of the issued and outstanding ordinary shares. On July 17, 2023, the Company paid an aggregate amount of $200,917,798 from the Trust Account to the aforementioned redeeming shareholders for the 18,785,585 Public Shares redeemed on June 30, 2023 which included interest earned through July 13, 2023, the date the redemption was processed (see Note 2).

On April 3, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “Second Extension Meeting”) at which the Company’s shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association, as amended (the “Second Charter Amendment”) to extend the date by which the Company has to consummate a Business Combination from April 7, 2024 to January 7, 2025 (the “Second Extension”). In connection with the Second Charter Amendment, the Company issued a promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the Second Extension. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and thereafter $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension, for a total amount of $360,000.

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

On September 25, 2023, the Company received a written notice from the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(2)(B)(i), the maximum amount of time for the Company to regain compliance with the Minimum Total Holders Rule is 180 days, or until March 25, 2024 (the “Extension Period”). On April 16, 2024, the Company received a notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq” or the “Exchange”) indicating that the Company did not regain compliance with the Minimum Total Holders Rule during the Extension Period, as defined below. The Company had requested a hearing before the Nasdaq Hearings Panel (the “Panel”) which stayed the suspension of trading on the Company’s securities, and the Company’s securities continued to trade on the Nasdaq Global Market while the hearing and the written decision by the Panel were in process. The Company appeared before the Panel on May 23, 2024.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

has demonstrated compliance with Listing Rule 5450(a)(2) and thus the Panel has determined to continue the listing of the Company’s securities on the Exchange.

On June 24, 2024, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Nidar Business Combination Agreement” and the transactions contemplated by the Nidar Business Combination Agreement, the “Nidar Business Combination”), by and among the Company, Nidar Infrastructure Limited, a Cayman Islands exempted company (“Nidar”), and Yotta Data and Cloud Limited, a Cayman Islands exempted company and a wholly owned subsidiary of Nidar (“Merger Sub”). Nidar is a data center provider for artificial intelligence and high-performance compute in India. Pursuant to the Nidar Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Nidar Business Combination Agreement, (a) Merger Sub will merge with and into Cartica (the “First Merger”), with Cartica surviving the First Merger as a direct, wholly owned subsidiary of Nidar (Cartica as the surviving entity of the First Merger, the “Surviving Entity”) and the shareholders of Cartica becoming shareholders of Nidar; and (b) Surviving Entity will merge with and into Nidar (such merger, the “Second Merger” and together with the First Merger, the “Mergers”), with Nidar (such company, as the surviving entity of the Second Merger, the “Surviving Company”) surviving the Second Merger. Concurrently with the execution and delivery of the Nidar Business Combination Agreement, (i) the Sponsor, the Company, and Nidar entered into a Lock-Up and Support Agreement (the “Sponsor Lock-Up and Support Agreement”), and (ii) Nidar, the Company, and the Nidar shareholders entered into a Lock-Up and Support Agreement (the “Nidar Shareholder Lock-Up and Support Agreement”).

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

On January 3, 2025, the Company held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to (i) amend the Company’s amended and restated memorandum and articles of association, as amended to extend the date by which the Company has to consummate a business combination from January 7, 2025 to October 7, 2025 (the “Third Extension”) and (ii) eliminate from the amended and restated memorandum and articles of associations, as amended, that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than US$5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation. In connection with the Third Extension Metting shareholders holding 901,326 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $10.56 million (approximately $11.72 per share) was removed from the Trust Account to pay such holders. Immediately following the redemptions, there were 1,348,096 Class A ordinary shares issued and outstanding.

On January 6, 2025, the Company issued a promissory note (the “Second Extension Note”) in the principal amount of up to $121,329 to the Sponsor. In connection with the Third Extension, the Company deposited in its Trust Account $40,442.88 each month (commenced on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, for the benefits of the Public Shares that were not redeemed in connection with the Third Extension that was approved at the Third Extension Meeting (as defined below).

On January 6, 2025, the Company received a letter from the Nasdaq stating that, pursuant to Nasdaq Listing Rule IM - 5101 - 2 (“Rule IM - 5101 - 2”), the staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities would be delisted from Nasdaq, (ii) trading of the Company’s Class A ordinary shares, warrants, and units would be suspended at the opening of business on January 13, 2025 and (iii) a Form 25 - NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM - 5101 - 2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by January 4, 2025, the Staff concluded that the Company did not comply with Rule IM - 5101 - 2 and that the Company’s securities were subject to delisting.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

On April 1, 2025, the Company issued a promissory note (the “Third Extension Note”) in the principal amount of up to $161,772 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,924 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $107,848 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

Trading of the Company’s securities on the OTC market commenced shortly upon suspension from Nasdaq on January 13, 2025. The suspension from Nasdaq and the commencement of trading on the OTC market does not affect the Company’s previously announced business combination with Nidar, and Yotta Data and Cloud Limited, a Cayman Islands exempted company and a wholly owned subsidiary of Nidar, as parties continue to work to effectuate the completion of that business combination. Nidar has filed a Registration Statement on Form F - 4, as amended, with the SEC in connection with the registration of its securities under the Securities Act.

The Company will remain a reporting entity under the Exchange Act, with respect to continued disclosure of financial and operational information.

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights with respect to any Founder Shares (including any Founder Shares that were converted into Class A ordinary shares) if the Company fails to complete a Business Combination within the Combination Period. However, if any such person acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has waived its rights to the deferred underwriting commission (see Note 6) held in the Trust Account. In the event the Company does not complete a Business Combination within the Combination Period, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than $10.30 per Unit.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.30 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2025, the Company had $2,441 in its operating bank accounts and working capital deficit of $7,746,304.

In August 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Note”). On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000. On December 20, 2024, the Working Capital Note was again amended to increase the principal sum from $1,750,000 to $2,750,000. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. $2,029,421 and $1,798,500 were outstanding under the Working Capital Note as of March 31, 2025 and December 31, 2024, respectively.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

In April 2024, the Company issued the Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the Second Extension. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and thereafter $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension. As of March 31, 2025 and December 31, 2024, the Company borrowed $360,000 under the terms of the Extension Note.

On January 6, 2025, the Company the Second Extension Note in the principal amount of up to $121,329 to the Sponsor to fund contributions in the Company’s Trust Account of $40,442.88 each month (commenced on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025. As of March 31, 2025, the Company has fully drawn the maximum amount allowed under the Second Extension Note.

The total amount drawn and outstanding under all the promissory notes issues by the Company as of March 31, 2025 and December 31, 2024 was $2,510,750 and $2,158,500, respectively.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,924 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $107,848 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company has until October 7, 2025 to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through October 7, 2025, or through twelve months from the filing of this report. Management of the Company has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the filing of this report. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 7, 2025.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 31, 2025 (the “2024 Annual Report”). The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2025 and December 31, 2024.

Cash and Marketable Securities Held in Trust Account

At March 31, 2025 and December 31, 2024, all of the assets in the Trust Account were in the form of cash held in an interest-bearing demand deposit account.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

On April 14, 2023, J.P. Morgan Securities LLC (“J.P. Morgan”), the underwriter for the IPO of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $214,220 of other income on the Company’s unaudited condensed statements of operations attributable to the derecognition of deferred underwriting fees allocated to offering costs and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying unaudited condensed financial statements (see Note 6).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

In connection with the Third Extension Meeting (see Note 1), shareholders holding 901,326 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following the redemptions, there were 6,098,096 Class A ordinary shares issued and outstanding and 1,000,000 Class B ordinary shares issued and outstanding. On January 6, 2025, the Company paid an aggregate amount of $10,561,755 to the aforementioned redeeming shareholders for the 901,326 Public Shares redeemed on January 3, 2025, which included interest earned through January 6, 2025, the date the redemption was processed.

As of March 31, 2025 and December 31, 2024, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

	Number of
	shares	$
Class A ordinary shares subject to possible redemption as of December 31, 2023	4,214,415	46,305,735
Less:
Redemption of shares	(1,964,993)	(21,871,605)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	1,921,606
Class A ordinary shares subject to possible redemption as of December 31, 2024	2,249,422	26,355,736
Less:
Redemption of shares	(901,326)	(10,561,755)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	292,320
Class A ordinary shares subject to possible redemption as of March 31, 2025	1,348,096	16,086,301

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

The Company calculates its earnings per share by allocating net income (loss) pro rata to its Class A and Class B ordinary shares and bases on any redemption and restriction features. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of March 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Class A	Class A and Class B	Class A	Class A and Class B
	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$55,661	$232,235	$(1,650,441)	$(2,251,803)
Denominator
Basic and diluted weighted average ordinary shares outstanding	1,378,140	5,750,000	4,214,415	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$(0.39)	$(0.39)

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2024 and the period ended March 31, 2025, and its adoption did not have a material impact on the Company’s unaudited condensed financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

MARCH 31, 2025

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

MARCH 31, 2025

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

On May 23, 2023, the Sponsor entered into the Purchase Agreement with the Cartica Funds and Namaste. Pursuant to the Purchase Agreement, Namaste acquired from the Cartica Funds, certain membership interests in the Sponsor, which combined interests will entitle Namaste to receive, in the aggregate, 3,490,949 Class B ordinary shares and 15,900,000 Private Placement Warrants (see Note 1).

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

Promissory Notes — Related Party

On February 9, 2021, the Company issued a promissory note (the “First Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the First Promissory Note was paid in full by the Company. As of March 31, 2025 and December 31, 2024, no additional amount may be borrowed under this note.

In August 2023, the Company issued the Working Capital Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

$750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000. On December 20, 2024, the Working Capital Note was again amended to increase the principal sum from $1,750,000 to $2,750,000. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. $2,029,421 and $1,798,500 was outstanding under the Working Capital Note as of March 31, 2025 and December 31, 2024, respectively.

In April 2024, the Company issued the Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and thereafter $40,000 on the 7th day of each subsequent month through January 7, 2025, for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. $360,000 was drawn and outstanding under the terms of the Extension Note as of March 31, 2025.

On January 6, 2025, the Company issued the Second Extension Note in the principal amount of up to $121,329 to the Sponsor to fund contributions in the Company’s Trust Account of $40,442.88 each month (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025. $121,329 was drawn and outstanding under the terms of the Second Extension Note.

The total amount drawn and outstanding under all promissory notes issues by the Company as of March 31, 2025 and December 31, 2024 was $2,510,750 and $2,158,500, respectively.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the second three months of the Third Extension and accordingly deposits in the Trust Account $53,924 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $107,848 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Administrative Support Agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the Sponsor entered into an amendment to the administrative support agreement (the “Amended Administrative Support Agreement”), pursuant to which the Company has ceased to pay the Sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three months ended March 31, 2025 and 2024, the Company incurred $50,000 and $50,000 in fees for these services and paid $50,000 and $50,000 of fees for these services, respectively.

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

The Company estimated the aggregate fair value of the 962,500 Class A ordinary shares attributable to the non-redeeming shareholders to be $158,139 or $0.1643 per share. The fair value of the Class A ordinary shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, it was recognized by the Company as a capital contribution by the Sponsor to induce them not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost in the Company’s statements of changes in the shareholder’s deficit for the year ended December 31, 2023.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On April 14, 2023, J.P. Morgan, the underwriter for the IPO of the Company, terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of deferred compensation in the amount of $8,050,000 in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $214,220 of other income on the Company’s unaudited condensed statements of operations attributable to the derecognition of deferred underwriting fees allocated to offering costs in the accompanying unaudited condensed statements of operations and $7,835,780 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying statements of changes in shareholders’ deficit for the period ended June 30, 2023.

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

On October 13, 2022, the Company was advised by Cartica Management that the Cartica Funds would be liquidated in the first half of 2023.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Service Provider Agreements

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with identifying potential targets in connection with the Company’s initial Business Combination, provide certain advisory services, and negotiate terms in connection with the Company’s initial Business Combination. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met. The conditions include, but are not limited to, either (i) signing of a letter of intent with a specific target, (ii) signing a business combination agreement with a specific target, and/or (iii) the successful consummation of an initial Business Combination with a specific target. The contingent fees related to the arrangements entered into as of March 31, 2025, are based on either (i) a percentage of total consideration paid or, (ii) a fixed fee; in either case not to exceed an aggregate amount of $6.0 million. No fees are currently payable under these arrangements.

On June 13, 2023, the Company and the Sponsor entered into an agreement with a service provider whereby upon approval of the First Extension, which occurred on June 30, 2023, $100,000 was due and payable to the service provider. In addition, upon the consummation of the Company’s Business Combination, the service provider will earn and receive an additional $100,000 cash payment from the Company and acquire 50,000 Founder Shares from the Sponsor at $0.003 per share, the original purchase price of such shares. The aggregate fair value of the Founder Shares as of June 30, 2023, the date the shareholders approved the First Extension, was $8,215 or $0.1643 per Founder Share. During the twelve month period ended December 31, 2023, the Company recognized and paid $100,000 of fees. No fees were recognized or paid in 2024. As of March 31, 2025, no fees were recognized or paid.

On January 12, 2024, July 22, 2024 and July 30, 2024, the Company engaged a consortium of financial advisors in connection with the Nidar Business Combination Agreement as disclosed in Note 1 to act as placement agents for the Company in connection with the proposed offer and private placement of equity or equity-linked securities. In compensation for the services the Company shall pay financial advisors a transaction fee delineated in following tranches:

5.00% of the gross proceeds up to $250 million, plus

4.00% of the gross proceeds in excess of $250 million.

For the three months ended March 31, 2025, the Company did not record any advisory fee for the placement agents. On March 31, 2025 one of the members of the consortium of financial advisors withdrew from the engagement.

The Company and Nidar have both incurred and expect to continue to incur significant, non-recurring costs in connection with consummating the Nidar Business Combination and operating as a public company following the consummation of the Nidar Business Combination. All expenses incurred in connection with the Nidar Business Combination, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be paid by Nidar following the Closing.

Amendment to the Nidar Business Combination Agreement

On December 31, 2024, the Company, Nidar and Merger Sub entered into an amendment to the Nidar Business Combination Agreement. Such amendment, among other things, provides that (a) the Company will take such actions as are reasonably necessary to apply for and effect the qualification of the Company’s publicly-traded securities for trading on OTC markets, which qualification will take effect no later than ten business days following any delisting of the Company’s securities from Nasdaq on January 4, 2025 (the “Nasdaq Delisting

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Date”), (b) the Company will use its reasonable best efforts to ensure that the Company’s publicly-traded securities continue to be qualified to trade on the OTC markets from and after the Nasdaq Delisting Date until the Closing, (c) the Company will cooperate with Nidar and use reasonable best efforts to take such actions as are reasonably necessary or advisable to cause the Company’s publicly-traded securities to be delisted from the OTC markets and deregistered under the Exchange Act as soon as practicable following the First Effective Time (as defined in the Nidar Business Combination Agreement), and (d) the Termination Date (as defined in the Business Combination Agreement) be extended to January 7, 2026.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2023, in connection with the First Extension Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares (see Note 1). On April 3, 2024, in connection with the Second Extension Meeting, shareholders holding 1,964,993 Class A ordinary shares exercised their right to redeem such shares. On January 3, 2025, in connection with the Second Extension Meeting, shareholders holding 901,326 Class A ordinary shares exercised their right to redeem such shares (see Note 1). At March 31, 2025 and December 31, 2024, there were 4,750,000 Class A ordinary shares issued or outstanding (excluding 1,348,096 and 2,249,422 shares subject to redemption), respectively.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the Sponsor, upon the Conversion of an equal number of the Company’s Class B ordinary shares, held by the Sponsor (see Note 1). The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the prospectus for the Company’s IPO. At March 31, 2025 and December 31, 2024, there were 1,000,000 Class B ordinary shares issued or outstanding.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2025	2024
Liabilities:
Warrant liabilities – Public Warrants	1	$2,875,000	$3,105,000
Warrant liabilities – Private Placement Warrants	3	$3,975,000	$4,293,000

Warrant Liabilities

The Public Warrants and the Private Placement Warrants have been accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

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

As of March 31, 2025 and December 31, 2024, the value of Public Warrants is based on observable trading prices.

As of March 31, 2025 and December 31, 2024, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an implied volatility and probability of successful Business Combination. The inputs used in the Monte Carlo analysis included implied volatility, expected risk- free interest rate and expected life of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful Business Combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company then applied a Black-Scholes formula to estimate the fair value of the Private Placement Warrants. The inputs into the Black Scholes model for the Private Placement Warrants at initial measurement were the same as those used in the Public Warrant analysis.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
Input	2025	2024
Risk-free interest rate	3.96%	4.38%
Expected term (years)	5.00	5.00
Expected volatility	1.0%	1.0%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$11.71	$11.82

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2024	$4,293,000
Change in fair value	(318,000)
Fair value at March 31, 2025	$3,975,000

Private
Placement
Warrants
Fair value at December 31, 2023	$636,000
Change in fair value	1,272,000
Fair value at March 31, 2024	$1,908,000

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers from Level 3 during the reporting periods presented.

As of December 31, 2024, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.27 and $0.27 per warrant for aggregate value of $4,293,000 and $3,105,000, respectively.

As of March 31, 2025, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.25 and $0.25 per warrant for aggregate value of $3,975,000 and $2,875,000, respectively.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2025	2024
Operating and formation costs	$431,096	$2,408,551
Interest income on marketable securities held in Trust Account	$170,992	$583,307

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,771.52 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,923.84 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $107,848 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this report under Item 1. “Financial Statements.”

Overview

We were incorporated in the Cayman Islands on February 3, 2021. We were formed for the purpose of effecting a business combination with one or more businesses.

We have until October 7, 2025 (or such earlier date as determined by the board of directors) to complete the Nidar Business Combination or another Business Combination. If we have not completed the Nidar Business Combination or another Business Combination within such period of time, we may, however, elect to seek to further extend the Combination Period by amending our amended and restated memorandum and articles of incorporation. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

If we have not consummated a Business Combination during such time, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the period of time provided in our amended and restated memorandum and articles of association.

In 2024, the SEC adopted additional rules and regulations relating to special purpose acquisition companies (“SPACs”). The SEC adopted certain rules and regulations for SPACs on January 24, 2024, which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

On January 3, 2025, we held the Third Extension Meeting where our shareholders approved the Third Extension. In connection with the Third Extension, public shareholders holding 901,326 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $10.56 million (approximately $11.72 per share) was removed from our Trust Account to pay such holders.

In connection with the Third Extension, the Sponsor has agreed to contribute to us a loan (commenced on January 8, 2025 and on the 7th day of each subsequent month) until October 7, 2025. For the first three months of the Third Extension (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, the Sponsor contributed to us as a loan three equal amounts of $40,443 per month. The amount of each contribution of such loan does not bear interest and will be repayable by us to the Sponsor or its designees upon the earlier of (i) the date of the consummation of our Business Combination, and (ii) the date of our liquidation. On January 6, 2025, we issued the Second Extension Note to our Sponsor for a total amount of $121,329, which was used to make the three monthly extension payments of $40,443 per month, which have been deposited in the Trust Account, to extend the Combination Period through April 7, 2025. As of the date of this report, $121,329 has been drawn and is outstanding under the terms of the Second Extension Note.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,771.52 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,923.84 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $107,848 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

Under the a Nasdaq requirement that a SPAC must complete one or more business combinations within 36 months following the effectiveness of its initial public offering registration statement (the “Nasdaq 36-Month Requirement”). On January 4, 2025, we reached 36 months following the effectiveness of our Registration Statement on January 4, 2022. Since we failed to complete our Business Combination by January 4, 2025, pursuant to the Nasdaq 36-Month Requirement, our securities were suspended from Nasdaq at the opening of business on January 13, 2025; however, as of the date of this report, the Form 25-NSE has not yet been filed to delist our securities from Nasdaq.

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

Nidar Business Combination Agreement

On June 24, 2024, we entered into the Nidar Business Combination Agreement with Nidar and the Merger Sub. Nidar is a data center provider for artificial intelligence and high-performance compute in India. On December 31, 2024, the Nidar Business Combination Agreement was amended to provide that (a) we will take such actions as are reasonably necessary to apply for and effect the qualification of our publicly-traded securities for trading on the OTC, which qualification will take effect no later than ten business days following any delisting of such our securities from Nasdaq on January 4, 2025, (b) we will use our reasonable best efforts to ensure that our publicly-traded securities continue to be qualified to trade on the OTC from and after the date our securities are delisted from Nasdaq until the Closing Date (as defined in the Nidar Business Combination Agreement), (c) we will cooperate with Nidar and use reasonable best efforts to take such actions as are reasonably necessary or advisable to cause our publicly-traded securities to be delisted from the OTC Markets and deregistered under the Exchange Act as soon as practicable following the First Effective Time (as defined in the Nidar Business Combination Agreement), and (d) the Termination Date (as defined in the Nidar Business Combination Agreement) be extended to January 7, 2026.

For a full description of the Nidar Business Combination Agreement and the proposed Nidar Business Combination, please see Item 1. “Business” in the 2024 Annual Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through March 31, 2025 were organizational activities, the IPO and identifying a target company for a Business Combination, including Nidar. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $287,896, which consists of change in fair value of warrant liabilities of $548,000 and interest income on cash held in the Trust Account of $170,992, partially offset by operating and formation costs of $431,096.

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

Liquidity and Capital Resources

On January 7, 2022, we completed the sale of 23,000,000 Units at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 15,900,000 Private Placement Warrants at a purchase price of $1.00 per warrant, generating gross proceeds to the Company of $15,900,000.

In August 2023, we issued the Second Promissory Note to the Sponsor. On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. On April 4, 2024, the Second Promissory Note was further amended to increase the principal sum from $750,000 to $1,250,000; the note was then amended to increase the principal sum from $1,250,000 to $1,750,000 on June 24, 2024. On December 20, 2024, the note was again amended to increase the principal sum from $1,750,000 to $2,750,000.

The Second Promissory Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. As of March 31, 2025, $2,029,421 was drawn and outstanding under terms of the promissory note and $720,579 may be further borrowed under this note.

For the three months ended March 31, 2025, cash used in operating activities was $230,408. Net income of $287,896 was affected by interest earned on cash held in the Trust Account of $170,992 and change in fair value of warrant liabilities of $548,000. Changes in operating assets and liabilities provided $200,688 of cash for operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $336,380. Net loss of $3,902,244 was affected by interest earned on marketable securities held in the Trust Account of $583,307 and change in fair value of warrant liabilities of $2,077,000. Changes in operating assets and liabilities provided $2,072,171 of cash for operating activities.

As of March 31, 2025, we had cash held in the Trust Account of $16,086,301 (including $1,863,833 of interest expense). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business

Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $2,441. We intend to use the funds held outside the Trust Account and any additional borrowing to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Second Extension, our Sponsor contributed to us as a loan an aggregate of $40,000 for each month (commenced on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, which amount was deposited into the Trust Account for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved by our shareholders. We deposited a total of $360,000 in the Trust Account as of March 31, 2025.

In connection with the Third Extension, our Sponsor has agreed to contribute to us a loan (commenced on January 8, 2025 and on the 7th day of each subsequent month) until October 7, 2025. For the first three months of the Third Extension (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, our Sponsor contributed to us as a loan three equal amounts of $40,443 per month. The amount of each contribution of such loan does not bear interest and will be repayable by us to the Sponsor or its designees upon the earlier of (i) the date of the consummation of our Business Combination, and (ii) the date of our liquidation. On January 6, 2025, we issued the Second Extension Note for a total amount of $121,329, which was used to make the three monthly extension payments of $40,443 per month, which have been deposited in the Trust Account, to extend the Combination Period through April 7, 2025. As of the date of this report, $121,329 has been drawn and is outstanding under the terms of the Second Extension Note.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,771.52 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,923.84 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $107,848 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

As of the date of the Report, the total we have borrowed under our various promissory notes is $2.8 million, of which $2.2 million was used as working capital and $0.6 million was used for extensions of the Combination Period.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings under the Working Capital Loans.

Liquidity and Going Concern

We have until October 7, 2025 to consummate a Business Combination. If the Nidar Business Combination or another Business Combination is not consummated by then, we may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of our shareholders, who will be provided the opportunity at that time to redeem all or a portion of public shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on us). Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. Additionally, we will not have sufficient liquidity to fund the working capital needs of the Company through October 7, 2025 or through twelve months from the issuance of this report. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for the twelve months from the date of filing of this report. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 7, 2025.

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

On May 23, 2023, in connection with the Transfer, the Company and the Sponsor entered into the Amended Administrative Support Agreement, pursuant to which the Company has ceased to pay the Sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three months ended March 31, 2025, the Company incurred $50,000 and paid $50,000 in fees for these services. For the year ended December 31, 2024, the Company incurred $200,000 and paid $183,333 in fees for these services.

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

In August 2023, the Company issued the Second Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Second Promissory Note was amended to increase the principal sum from up to $300,000 to up to $750,000. On April 4, 2024, it was further amended to increase the principal sum from $750,000 to $1,250,000; it was then amended to increase the principal sum from $1,250,000 to $1,750,000 on June 24, 2024. On December 20, 2024,

it was again amended to increase the principal sum from $1,750,000 to $2,750,000. The promissory note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. $2,029,421 and $1,798,500 were outstanding under the promissory note as of March 31, 2025 and December 31, 2024, respectively.

In connection with the Second Extension, our Sponsor contributed to us as a loan an aggregate of $40,000 for each month (commenced on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, which amount was deposited into the Trust Account. We first deposited in its Trust Account $40,000 on April 7, 2024, and had deposited thereafter and continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month till January 7, 2025 for the benefits of public shares that were not redeemed in connection with the Second Extension that was approved by our shareholders. The Company had drawn nine installments of $40,000 under the terms of this note and deposited them in the Trust Account through the date of this report. We deposited a total of $360,000 in the Trust Account for the year ended March 31, 2025, respectively.

In connection with the Third Extension, our Sponsor has agreed to contribute to us a loan (commenced on January 8, 2025 and on the 7th day of each subsequent month) until October 7, 2025. For the first three months of the Third Extension (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, our Sponsor contributed to us as a loan three equal amounts of $40,443 per month. The amount of each contribution of such loan does not bear interest and will be repayable by us to the Sponsor or its designees upon the earlier of (i) the date of the consummation of our Business Combination, and (ii) the date of our liquidation. On January 6, 2025, we issued the Second Extension Note for a total amount of $121,329, which was used to make the three monthly extension payments of $40,443 per month, which have been deposited in the Trust Account, to extend the Combination Period through April 7, 2025. As of the date of this report, $121,329 has been drawn and is outstanding under the terms of the Second Extension Note.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,771.52 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,923.84 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $107,848 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

As of the date of the Report, the total we have borrowed under our various promissory notes is $2.8 million, of which $2.2 million was used for working capital and $0.6 million was used for extensions of the Combination Period.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

We consider an accounting estimate to be critical if (i) the accounting estimate requires to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. We have identified management inputs used in the calculation of Company’s warrant liabilities as critical accounting estimates. There are other items in our unaudited condensed financial statements that require estimation but are not deemed to be critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgements, see Note 2– Summary of Significant Accounting Policies in the Notes to the Financial Statements included in this report.

Warrant Liabilities

A critical accounting estimate made in our unaudited condensed financial statements is the estimated fair value of our warrant liabilities. The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

As of March 31, 2025 and December 31, 2024, we had 27,400,000 warrants issued and outstanding, including 11,500,000 Public warrants classified as Level 1, and 15,900,000 Private Placement Warrants classified as Level 3 in the hierarchy of fair value measurements.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of our Company.

The Company calculates its earnings per share by allocating net income (loss) pro rata to its Class A and Class B ordinary shares and bases on any redemption and restriction features. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

Recent Accounting Standards

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (the “CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC Topic 280. “Segment Reporting” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this standard for the year ended December 31, 2024 and the period ended March 31, 2025, and its adoption did not have a material impact on our unaudited condensed financial statements contained elsewhere in the Report.

In December 2023, the FASB issued ASU Topic 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Management does not believe the adoption of ASU 2023-09 will have a material impact on our unaudited condensed financial statements and disclosures contained elsewhere in the Report.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) Registration Statement and (ii) 2024 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

For risks related to the Nidar Business Combination, please see the registration statement on Form F-4 filed with the SEC.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

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

(d) Maximum number
			(c) Total number of	(or approximate dollar
	(a) Total		shares (or units)	value) of shares (or
	number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share (or	publicly announced	purchased under the
Period	purchased	unit)	plans or programs	plans or programs
January 1 – January 31, 2025	901,326	$11.72	—	—

February 1 – February 28, 2025	—	—	—	—

March 1 – March 31, 2025	—	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
3.1	Amendment to the Amended and Restated Memorandum and Articles of Association. (1)
10.1	Promissory Note, dated as of January 6, 2025. (1)
10.2	Promissory Note issued to Cartica Acquisition Partners, LLC, dated April 1, 2025. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to relevant exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 10, 2025.
(2)	Incorporated by reference to relevant exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cartica Acquisition Corp

Date: May 14, 2025	By:	/s/ Suresh Guduru
	Name:	Suresh Guduru
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)