Form 10-Q
period 2025-06-30
Cartica Acquisition Corp
filed 2025-08-14
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

None.

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

As of August 13, 2025, there were 6,098,096 Class A ordinary shares, par value $0.0001 per share, and 1,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)

Assets
Current assets
Cash	$866	$1,927
Prepaid expenses	2,045	20,793
Total Current Assets	2,911	22,720
Cash held in Trust Account	16,418,112	26,355,736
Total Assets	$16,421,023	$26,378,456

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$5,310,373	$5,058,100
Promissory notes – related party	2,858,750	2,158,500
Total Current Liabilities	8,169,123	7,216,600

Warrant liabilities	822,000	7,398,000
Total Liabilities	8,991,123	14,614,600

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 1,348,096 and 2,249,422 shares at redemption value of $12.18 and $11.72 as of June 30, 2025 and December 31, 2024, respectively	16,418,112	26,355,736

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,750,000 issued and outstanding (excluding 1,348,096 and 2,249,422 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	475	475
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	100	100
Additional paid-in capital	739,605	1,363,735
Accumulated deficit	(9,728,392)	(15,956,190)
Total Shareholders’ Deficit	(8,988,212)	(14,591,880)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$16,421,023	$26,378,456

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating and formation costs	$258,137	$2,174,582	$689,233	$4,583,133
Loss from operations	(258,137)	(2,174,582)	(689,233)	(4,583,133)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	170,039	348,692	341,031	931,999
Change in fair value of warrant liabilities	6,028,000	(2,148,000)	6,576,000	(4,225,000)
Other income, net	6,198,039	(1,799,308)	6,917,031	(3,293,001)

Net income (loss)	$5,939,902	$(3,973,890)	$6,227,798	$(7,876,134)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	1,348,096	2,335,795	1,363,035	3,275,105

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.84	$(0.49)	$0.88	$(0.87)

Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class A and Class B ordinary shares not subject to redemption	0.84	(0.49)	0.88	(0.87)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	4,750,000	$475	1,000,000	$100	$1,363,735	$(15,956,190)	$(14,591,880)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(292,320)	—	(292,320)

Net income	—	—	—	—	—	287,896	287,896

Balance – March 31, 2025	4,750,000	$475	1,000,000	$100	$1,071,415	$(15,668,294)	$(14,596,304)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(331,811)	—	(331,811)

Net income	—	—	—	—	—	5,939,902	5,939,902

Balance — June 30, 2025	4,750,000	$475	1,000,000	$100	$739,605	$(9,728,392)	$(8,988,212)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	4,750,000	$475	1,000,000	$100	$3,285,341	$(4,990,144)	$(1,704,228)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(583,307)	—	(583,307)

Net loss	—	—	—	—	—	(3,902,244)	(3,902,244)

Balance – March 31, 2024	4,750,000	$475	1,000,000	$100	$2,702,034	$(8,892,388)	$(6,189,779)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(468,692)	—	(468,692)

Net loss	—	—	—	—	—	(3,973,890)	(3,973,890)

Balance – June 30, 2024	4,750,000	$475	1,000,000	$100	$2,233,342	$(12,866,278)	$(10,632,361)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$6,227,798	$(7,876,134)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(341,031)	(931,999)
Change in fair value of warrant liabilities	(6,576,000)	4,225,000
Changes in operating assets and liabilities:
Prepaid expenses	18,748	13,406
Accounts payable and accrued expenses	252,273	3,517,494
Net cash used in operating activities	(418,212)	(1,052,233)

Cash Flows from Investing Activities:
Cash deposited in the Trust Account for monthly extensions	(283,099)	(120,000)
Cash withdrawn from Trust Account in connection with redemption	10,561,755	21,871,605
Net cash provided by investing activities	10,278,656	21,751,605

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	700,250	1,183,500
Redemption of Class A ordinary shares subject to redemption	(10,561,755)	(21,871,605)
Net cash used in financing activities	(9,861,505)	(20,688,105)

Net Change in Cash	(1,061)	11,267
Cash – Beginning of period	1,927	8,027
Cash – End of period	$866	$19,294

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$624,131	$1,051,999

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

JUNE 30, 2025

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

The Sponsor and the Company’s directors and officers have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its Business Combination or to redeem 100% of the Public Shares if the Company does not complete its Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre- Business Combination activity. The underwriter for the Company’s IPO has waived its rights to the deferred underwriting commission (see Note 6) held in the Trust Account. In the event the Company does not complete a Business Combination within the Combination Period, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per - share value of the assets remaining available for distribution will be less than $10.30 per Public Share.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.30 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third - party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Membership Interest Purchase Agreement

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

Conversion of Founder Shares

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

Extension Meetings

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

On January 3, 2025, the Company held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to (i) amend the Company’s amended and restated memorandum and articles of association, as amended to extend the date by which the Company has to consummate a business combination from January 7, 2025 to October 7, 2025 (the “Third Extension”) and (ii) eliminate from the amended and restated memorandum and articles of associations, as amended, that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than US$5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation. In connection with the Third Extension Meeting shareholders holding 901,326 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $10.56 million (approximately $11.72 per share) was removed from the Trust Account to pay such holders. Immediately following the redemptions, there were 1,348,096 Class A ordinary shares issued and outstanding.

On January 6, 2025, the Company issued a promissory note (the “Third Extension Note”) in the principal amount of up to $121,329 to the Sponsor. In connection with the Third Extension, the Company deposited in its Trust Account $40,442.88 each month (commenced on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025, for the benefits of the Public Shares that were not redeemed in connection with the Third Extension that was approved at the Third Extension Meeting.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,924 each month (commenced on April 8, 2025, and on the 7th day of each subsequent month) through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

On August 11, 2025, the Company issued a fourth promissory note (the “Fourth Extension Note”) in the principal amount of up to $202,214.40 to the Sponsor for the third three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company.

Business Combination Agreement

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Nasdaq Notices and Delisting

On September 25, 2023, the Company received a written notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(2)(B)(i), the maximum amount of time for the Company to regain compliance with the Minimum Total Holders Rule is 180 days, or until March 25, 2024 (the “Extension Period”). On April 16, 2024, the Company received a notice from Nasdaq indicating that the Company did not regain compliance with the Minimum Total Holders Rule during the Extension Period. The Company had requested a hearing before the Nasdaq Hearings Panel (the “Panel”) which stayed the suspension of trading on the Company’s securities, and the Company’s securities continued to trade on the Nasdaq Global Market while the hearing and the written decision by the Panel were in process. The Company appeared before the Panel on May 23, 2024.

On June 17, 2024, the Company received a written notice from the Panel indicating it had granted the Company’s request for continued listing on Nasdaq and transfer of its securities to the Nasdaq Capital Market from the Nasdaq Global Market, subject to the obligation that, on or before June 28, 2024, the Company will demonstrate compliance with Listing Rule 5450(a)(2). On July 11, 2024, the Company received a letter from the Nasdaq notifying the Company that Nasdaq approved the Company’s application to list its securities on the Nasdaq Capital Market. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on July 12, 2024. On July 26, 2024, the Company received a letter from the Nasdaq notifying the Company that the Company has demonstrated compliance with Listing Rule 5450(a)(2) and thus the Panel has determined to continue the listing of the Company’s securities on Nasdaq.

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

On January 6, 2025, the Company received a letter from Nasdaq stating that, pursuant to Nasdaq Listing Rule IM-5101-2 (“Rule IM-5101-2”), the staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities would be delisted from Nasdaq, and (ii) trading of the Company’s Class A ordinary shares, warrants, and units would be suspended at the opening of business on January 13, 2025. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by January 4, 2025, the Staff concluded that the Company did not comply with Rule IM-5101-2 and the Company’s securities were subsequently delisted from Nasdaq, and a Form 25-NSE was filed with the SEC on June 4, 2025.

Since January 13, 2025, the Company’s securities have been trading on the OTC market. The suspension from Nasdaq and the commencement of trading on the OTC market does not affect the Company’s previously announced business combination with Nidar, and Yotta Data and Cloud Limited, a Cayman Islands exempted company and a wholly owned subsidiary of Nidar, as parties continue to work to effectuate the completion of that business combination. Nidar has filed a Registration Statement on Form F-4, as amended, with the SEC in connection with the registration of its securities under the Securities Act.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company will remain a reporting entity under the Exchange Act, with respect to continued disclosure of financial and operational information.

Liquidity and Going Concern

As of June 30, 2025, the Company had $866 in its operating bank accounts and working capital deficit of $8,166,212.

In August 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Note”). On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000. On December 20, 2024, the Working Capital Note was again amended to increase the principal sum from $1,750,000 to $2,750,000. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. $2,215,650 and $1,798,500 were outstanding under the Working Capital Note as of June 30, 2025 and December 31, 2024, respectively.

In April 2024, the Company issued the Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the Second Extension. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and thereafter $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension. As of June 30, 2025 and December 31, 2024, the Company borrowed $360,000 under the terms of the Extension Note.

On January 6, 2025, the Company the Second Extension Note in the principal amount of up to $121,329 to the Sponsor to fund contributions in the Company’s Trust Account of $40,442.88 each month (commenced on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025. As of June 30, 2025, the Company has fully drawn the maximum amount allowed under the Second Extension Note.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,924 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

On August 11, 2025, the Company issued the Fourth Extension Note in the principal amount of up to $202,214.40 to the Sponsor for the third three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company.

The total amount drawn and outstanding under all the promissory notes issues by the Company as of June 30, 2025 and December 31, 2024 was $2,858,750 and $2,158,500, respectively.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 31, 2025 (the “2024 Annual Report”). The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2025 and December 31, 2024.

Cash Held in Trust Account

At June 30, 2025 and December 31, 2024, all of the assets in the Trust Account were in the form of cash held in an interest-bearing demand deposit account.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2025

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

As of June 30, 2025 and December 31, 2024, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

	Number of
	shares	$
Class A ordinary shares subject to possible redemption as of December 31, 2023	4,214,415	46,305,735
Less:
Redemption of shares	(1,964,993)	(21,871,605)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	1,921,606
Class A ordinary shares subject to possible redemption as of December 31, 2024	2,249,422	26,355,736
Less:
Redemption of shares	(901,326)	(10,561,755)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	292,320
Class A ordinary shares subject to possible redemption as of March 31, 2025	1,348,096	16,086,301
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	331,811
Class A ordinary shares subject to possible redemption as of June 30, 2025	1,348,096	16,418,112

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of June 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2025		2024
	Class A	Class A and B	Class A	Class A and B
	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,128,128	$4,811,774	$(1,147,963)	$(2,825,927)
Denominator
Basic and diluted weighted average ordinary shares outstanding	1,348,096	5,750,000	2,335,795	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.84	$0.84	$(0.49)	$(0.49)

	For the Six Months Ended June 30,
	2025		2024
	Class A	Class A and B	Class A	Class A and B
	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,193,402	$5,034,396	$(2,858,157)	$(5,017,977)
Denominator
Basic and diluted weighted average ordinary shares outstanding	1,363,035	5,750,000	3,275,105	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.88	$0.88	$(0.87)	$(0.87)

Recent accounting pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Promissory Notes — Related Party

On February 9, 2021, the Company issued a promissory note (the “First Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the First Promissory Note was paid in full by the Company. As of June 30, 2025 and December 31, 2024, no additional amount may be borrowed under this note.

In August 2023, the Company issued the Working Capital Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000. On December 20, 2024, the Working Capital Note was again amended to increase the principal sum from $1,750,000 to $2,750,000. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. $2,215,650 and $1,798,500 was outstanding under the Working Capital Note as of June 30, 2025 and December 31, 2024, respectively.

In April 2024, the Company issued the Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and thereafter $40,000 on the 7th day of each subsequent month through January 7, 2025, for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. $360,000 was drawn and outstanding under the terms of the Extension Note as of June 30, 2025.

On January 6, 2025, the Company issued the Second Extension Note in the principal amount of up to $121,329 to the Sponsor to fund contributions in the Company’s Trust Account of $40,442.88 each month (commencing on January 8, 2025 and on the 7th day of each subsequent month) through April 7, 2025. $121,329 was drawn and outstanding under the terms of the Second Extension Note.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the second three months of the Third Extension and accordingly deposits in the Trust Account $53,924 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

On August 11, 2025, the Company issued the Fourth Extension Note in the principal amount of up to $202,214.40 to the Sponsor for the third three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company.

The total amount drawn and outstanding under all promissory notes issued by the Company as of June 30, 2025 and December 31, 2024 was $2,858,750 and $2,158,500, respectively.

Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

Administrative Support Agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000 ; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the Sponsor entered into an amendment to the administrative support agreement (the “Amended Administrative Support Agreement”), pursuant to which the Company has ceased to pay the Sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and six months ended June 30, 2025 and 2024, the Company incurred and paid $100,000 and $50,000 of fees for these services, respectively.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

JUNE 30, 2025

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

Service Provider Agreements

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with identifying potential targets in connection with the Company’s initial Business Combination, provide certain advisory services, and negotiate terms in connection with the Company’s initial Business Combination. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met. The conditions include, but are not limited to, either (i) signing of a letter of intent with a specific target, (ii) signing a business combination agreement with a specific target, and/or (iii) the successful consummation of an initial Business Combination with a specific target. The contingent fees related to the arrangements entered into as of June 30, 2025, are based on either (i) a percentage of total consideration paid or, (ii) a fixed fee; in either case not to exceed an aggregate amount of $6.0 million. No fees are currently payable under these arrangements.

On June 13, 2023, the Company and the Sponsor entered into an agreement with a service provider whereby upon approval of the First Extension, which occurred on June 30, 2023, $100,000 was due and payable to the service provider. In addition, upon the consummation of the Company’s Business Combination, the service provider will earn and receive an additional $100,000 cash payment from the Company and acquire 50,000 Founder Shares from the Sponsor at $0.003 per share, the original purchase price of such shares. The aggregate fair value of the Founder Shares as of June 30, 2023, the date the shareholders approved the First Extension, was $8,215 or $0.1643 per Founder Share. During the twelve month period ended December 31, 2023, the Company recognized and paid $100,000 of fees. No fees were recognized or paid in 2024. As of June 30, 2025, no fees were recognized or paid.

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

For the three and six months ended June 30, 2025, the Company did not record any advisory fee for the placement agents. On March 31, 2025 one of the members of the consortium of financial advisors withdrew from the engagement.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Amendment to the Nidar Business Combination Agreement

On December 31, 2024, the Company, Nidar and Merger Sub entered into an amendment to the Nidar Business Combination Agreement. Such amendment, among other things, provides that (a) the Company will take such actions as are reasonably necessary to apply for and effect the qualification of the Company’s publicly-traded securities for trading on OTC markets, which qualification will take effect no later than ten business days following any delisting of the Company’s securities from Nasdaq on January 4, 2025 (the “Nasdaq Delisting Date”), (b) the Company will use its reasonable best efforts to ensure that the Company’s publicly-traded securities continue to be qualified to trade on the OTC markets from and after the Nasdaq Delisting Date until the Closing, (c) the Company will cooperate with Nidar and use reasonable best efforts to take such actions as are reasonably necessary or advisable to cause the Company’s publicly-traded securities to be delisted from the OTC markets and deregistered under the Exchange Act as soon as practicable following the First Effective Time (as defined in the Nidar Business Combination Agreement), and (d) the Termination Date (as defined in the Business Combination Agreement) be extended to January 7, 2026.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2023, in connection with the First Extension Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares (see Note 1). On April 3, 2024, in connection with the Second Extension Meeting, shareholders holding 1,964,993 Class A ordinary shares exercised their right to redeem such shares. On January 3, 2025, in connection with the Second Extension Meeting, shareholders holding 901,326 Class A ordinary shares exercised their right to redeem such shares (see Note 1). At June 30, 2025 and December 31, 2024, there were 4,750,000 Class A ordinary shares issued and outstanding (excluding 1,348,096 and 2,249,422 shares subject to redemption), respectively.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the Sponsor, upon the Conversion of an equal number of the Company’s Class B ordinary shares, held by the Sponsor (see Note 1). The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the prospectus for the Company’s IPO. At June 30, 2025 and December 31, 2024, there were 1,000,000 Class B ordinary shares issued and outstanding.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2025	2024
Liabilities:
Warrant liabilities – Public Warrants	1	$345,000	$3,105,000
Warrant liabilities – Private Placement Warrants	3	$477,000	$4,293,000

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

As of June 30, 2025 and December 31, 2024, the value of Public Warrants is based on observable trading prices.

As of June 30, 2025 and December 31, 2024, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an implied volatility and probability of successful Business Combination. The inputs used in the Monte Carlo analysis included implied volatility, expected risk- free interest rate and expected life of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful Business Combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company then applied a Black-Scholes formula to estimate the fair value of the Private Placement Warrants. The inputs into the Black Scholes model for the Private Placement Warrants at initial measurement were the same as those used in the Public Warrant analysis.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
Input	2025	2024
Risk-free interest rate	3.79%	4.38%
Expected term (years)	5.00	5.00
Expected volatility	1.0%	1.0%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$12.25	$11.82

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2024	$4,293,000
Change in fair value	(318,000)
Fair value at March 31, 2025	$3,975,000
Change in fair value	(3,498,000)
Fair value at June 30, 2025	$477,000

Private
Placement
Warrants
Fair value at December 31, 2023	$636,000
Change in fair value	1,272,000
Fair value at March 31, 2024	1,908,000
Change in fair value	1,113,000
Fair value at June 30, 2024	$3,021,000

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers from Level 3 during the reporting periods presented.

As of December 31, 2024, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.27 and $0.27 per warrant for aggregate value of $4,293,000 and $3,105,000, respectively.

As of June 30, 2025, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.03 and $0.03 per warrant for aggregate value of $477,000 and $345,000 , respectively.

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

JUNE 30, 2025

(Unaudited)

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Operating and formation costs	$258,137	$2,174,582	$689,233	$4,583,133
Interest income on marketable securities held in Trust Account	$170,039	$348,692	$341,031	$931,999

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

On August 11, 2025, the Company issued the Fourth Extension Note in the principal amount of up to $202,214 to the Sponsor for the third three months of the Third Extension and will accordingly deposit in the Trust Account $67,405 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,405 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company. As of the date of this filing $134,810 was drawn and outstanding under the terms of the Fourth Extension Note.

The Company borrowed additional $83,190 under the terms of Working Capital Note subsequent to June 30, 2025, resulting in the total balance of $2,298,840 outstanding under the terms of this note as of the date of this report.

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

Overview

We were incorporated in the Cayman Islands on February 3, 2021 and formed for the purpose of effecting a business combination with one or more businesses.

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

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,923.84 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

On August 11, 2025, the Company issued a fourth promissory note (the “Fourth Extension Note”) in the principal amount of up to $202,214.40 to the Sponsor for the third three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company.

On January 6, 2025, the Company received a letter from Nasdaq stating that, pursuant to Rule IM-5101-2, the Staff had determined that (i) the Company’s securities would be delisted from Nasdaq, and (ii) trading of the Company’s Class A ordinary shares, warrants, and units would be suspended at the opening of business on January 13, 2025. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement.

Since the Company failed to complete its initial business combination by January 4, 2025, the Staff concluded that the Company did not comply with Rule IM-5101-2 and the Company’s securities were subsequently delisted and a Form 25-NSE was filed with the SEC on June 4, 2025.

Following the suspension of trading on Nasdaq, our Units, Public Shares and Public Warrants commenced trading on the Pink tier of the OTC marketplace under the symbols “CRTUF,” “CRTAF,” and “CRTWF,” respectively. The Pink tier of the OTC is a significantly more limited market than Nasdaq, and quotations on the Pink tier of the OTC may result in a less liquid market available for existing and potential shareholders to trade the public securities and could adversely affect the trading prices of the public securities. We remain a reporting entity under the Exchange Act with respect to continued disclosure of financial and operational information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through June 30, 2025 were organizational activities, the IPO and identifying a target company and negotiating the terms of a Business Combination, including Nidar. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $5,939,902, which consists of change in fair value of warrant liabilities of $6,028,000 and interest income on cash held in the Trust Account of $170,039, partially offset by operating and formation costs of $258,137.

For the three months ended June 30, 2024, we had a net loss of $3,973,890, which consists of change in fair value of warrant liabilities of $2,148,000 and operating and formation costs of $2,174,582, offset by interest income on cash and marketable securities held in the Trust Account of $348,692.

For the six months ended June 30, 2025, we had a net income of $6,227,798, which consists of change in fair value of warrant liabilities of $6,576,000 and interest income on cash held in the Trust Account of $341,031, partially offset by operating and formation costs of $689,233.

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

In August 2023, we issued the Working Capital Note to the Sponsor. On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. On April 4, 2024, the Working Capital Note was further amended to increase the principal sum from $750,000 to $1,250,000; the note was then amended to increase the principal sum from $1,250,000 to $1,750,000 on June 24, 2024. On December 20, 2024, the note was again amended to increase the principal sum from $1,750,000 to $2,750,000.

The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. As of June 30, 2025, $2,215,650 was drawn and outstanding under terms of the promissory note and $534,350 may be further borrowed under this note.

For the six months ended June 30, 2025, cash used in operating activities was $418,212. Net income of $6,227,798 was affected by interest earned on cash held in the Trust Account of $341,031 and change in fair value of warrant liabilities of $6,576,000. Changes in operating assets and liabilities provided $271,021 of cash for operating activities.

For the six months ended June 30, 2024, cash used in operating activities was $1,052,233. Net loss of $7,876,134 was affected by interest earned on marketable securities held in the Trust Account of $ 931,999 and change in fair value of warrant liabilities of $ 4,225,000. Changes in operating assets and liabilities provided $3,530,900 of cash for operating activities.

As of June 30, 2025, we had cash held in the Trust Account of $16,418,112 (including $2,532,723 of interest expense). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $866. We intend to use the funds held outside the Trust Account and any additional borrowing to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Second Extension, our Sponsor contributed to us as a loan an aggregate of $40,000 for each month (commenced on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, which amount was deposited into the Trust Account for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved by our shareholders. We deposited a total of $360,000 in the Trust Account as of June 30, 2025.

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

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,923.84 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

On August 11, 2025, the Company issued the Fourth Extension Note in the principal amount of up to $202,214.40 to the Sponsor for the third three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company.

As of the date of the Report, the total we have borrowed under our various promissory notes is $3.1 million, of which $2.3 million was used as working capital and $0.8 million was used for extensions of the Combination Period.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, we had no outstanding borrowings under the Working Capital Loans.

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

Administrative Support Agreement

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

On May 23, 2023, in connection with the Transfer, the Company and the Sponsor entered into the Amended Administrative Support Agreement, pursuant to which the Company has ceased to pay the Sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and six months ended June 30, 2025, the Company incurred and paid $50,000 and $100,000 in fees for these services, respectively. For the year ended December 31, 2024, the Company incurred $200,000 and paid $183,333 in fees for these services.

Underwriting Agreement

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

Forward Purchase Agreement

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

Working Capital Note

In August 2023, the Company issued the Working Capital Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. On April 4, 2024, it was further amended to increase the principal sum from $750,000 to $1,250,000; it was then amended to increase the principal sum from $1,250,000 to $1,750,000 on June 24, 2024. On December 20, 2024, it was again amended to increase the principal sum from $1,750,000 to $2,750,000. The promissory note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. $2,215,650 and $1,798,500 were outstanding under the promissory note as of June 30, 2025 and December 31, 2024, respectively.

In connection with the Second Extension, our Sponsor contributed to us as a loan an aggregate of $40,000 for each month (commenced on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, which amount was deposited into the Trust Account. We first deposited in its Trust Account $40,000 on April 7, 2024, and had deposited thereafter and continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month till January 7, 2025 for the benefits of public shares that were not redeemed in connection with the Second Extension that was approved by our shareholders. The Company had drawn nine installments of $40,000 under the terms of this note and deposited them in the Trust Account through the date of this report. We deposited a total of $360,000 in the Trust Account for the year ended June 30, 2025, respectively.

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

Third Extension Note

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,923.84 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

Fourth Extension Note

On August 11, 2025, the Company issued the Fourth Extension Note in the principal amount of up to $202,214.40 to the Sponsor for the third three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company.

As of the date of the Report, the total we have borrowed under our various promissory notes is $3.1 million, of which $2.3 million was used for working capital and $0.8 million was used for extensions of the Combination Period.

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

As of June 30, 2025 and December 31, 2024, we had 27,400,000 warrants issued and outstanding, including 11,500,000 Public warrants classified as Level 1, and 15,900,000 Private Placement Warrants classified as Level 3 in the hierarchy of fair value measurements.

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024- 03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Nasdaq has delisted our securities from trading on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On June 4, 2025, a Form 25-NSE was filed with the SEC, which removed the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by January 6, 2025, the Staff concluded that the Company did not comply with Rule IM-5101-2 and that the Company’s securities are now delisted.

Trading of the Company’s securities on the OTC market commenced on January 13, 2025. The delisting from Nasdaq and the commencement of trading on the OTC market does not affect the Company’s previously announced Business Combination with Nidar, as both parties continue to work to effectuate the completion of that Business Combination. The combined company pursuant to the Business Combination has applied for listing of its securities on the Nasdaq Stock Market in connection with the completion of the Business Combination.

The delisting of our securities by Nasdaq could adversely affect the trading market for our securities, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our securities and the Company’s ability to raise additional capital.

Moreover, we can provide no assurance that trading in our securities will continue over the counter or otherwise. As a result of the delisting, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our ordinary shares are “penny stock”, which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Currently our securities are not eligible for proprietary broker-dealer quotations. All quotes will reflect unsolicited customer orders and, as a result, we expect any trading to involve a higher risk of wider spreads, increased volatility, and price dislocations and a general illiquid trading environment. Proprietary broker-dealer quotations may not commence until an initial review by a broker-dealer under the SEC’s Rule 15c2-11 which would enable brokers to publish competing quotes and provide continuous market making. No assurance can be provided that a liquid trading market will develop even if market makers begin proprietary quotations and thus we expect investors will experience difficulty in trading our securities.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because they have been delisted, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities. This state level regulation introduces additional compliance requirements for brokers to consider making markets in our securities and will further negatively impact any trading liquidity in our securities.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
10.1	Promissory Note issued to Cartica Acquisition Partners, LLC, dated August 11, 2025. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 13, 2025 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cartica Acquisition Corp

Date: August 13, 2025	By:	/s/ Suresh Guduru
	Name:	Suresh Guduru
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)