Form 10-Q
period 2025-09-30
Cartica Acquisition Corp
filed 2025-11-14
CIK 1848437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of November 14, 2025, there were 5,677,559 Class A ordinary shares, par value $0.0001 per share, and 1,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CARTICA ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTICA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)

Assets
Current assets
Cash	$1,942	$1,927
Prepaid expenses	1,142	20,793
Total Current Assets	3,084	22,720
Cash held in Trust Account	16,794,222	26,355,736
Total Assets	$16,797,306	$26,378,456

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$5,480,438	$5,058,100
Promissory notes – related party	3,290,750	2,158,500
Total Current Liabilities	8,771,188	7,216,600

Warrant liabilities	4,110,000	7,398,000
Total Liabilities	12,881,188	14,614,600

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 1,348,096 and 2,249,422 shares at redemption value of $12.46 and $11.72 as of September 30, 2025 and December 31, 2024, respectively	16,794,223	26,355,736

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,750,000 issued and outstanding (excluding 1,348,096 and 2,249,422 shares subject to possible redemption) at September 30, 2025 and December 31, 2024, respectively	475	475
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	100	100
Additional paid-in capital	363,493	1,363,735
Accumulated deficit	(13,242,173)	(15,956,190)
Total Shareholders’ Deficit	(12,878,105)	(14,591,880)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$16,797,306	$26,378,456

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating and formation costs	$399,677	$1,093,388	$1,088,910	$5,676,521
Loss from operations	(399,677)	(1,093,388)	(1,088,910)	(5,676,521)

Other (expense) income:
Interest earned on cash and marketable securities held in Trust Account	173,896	332,296	514,927	1,264,295
Change in fair value of warrant liabilities	(3,288,000)	822,000	3,288,000	(3,403,000)
Other (expense) income, net	(3,114,104)	1,154,296	3,802,927	(2,138,705)

Net (loss) income	$(3,513,781)	$60,908	$2,714,017	$(7,815,226)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	1,348,096	2,249,422	1,358,001	2,923,544

Basic and diluted net (loss) income per share, Class A ordinary shares subject to redemption	$(0.50)	$0.01	$0.38	$(0.90)

Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class A and Class B ordinary shares not subject to redemption	(0.50)	0.01	0.38	(0.90)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	4,750,000	$475	1,000,000	$100	$1,363,735	$(15,956,190)	$(14,591,880)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(292,320)	—	(292,320)

Net income	—	—	—	—	—	287,896	287,896

Balance – March 31, 2025	4,750,000	475	1,000,000	100	1,071,415	(15,668,294)	(14,596,304)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(331,811)	—	(331,811)

Net income	—	—	—	—	—	5,939,902	5,939,902

Balance – June 30, 2025	4,750,000	475	1,000,000	100	739,604	(9,728,392)	(8,988,213)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(376,111)	—	(376,111)

Net loss	—	—	—	—	—	(3,513,781)	(3,513,781)

Balance – September 30, 2025	4,750,000	$475	1,000,000	$100	$363,493	$(13,242,173)	$(12,878,105)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	4,750,000	$475	1,000,000	$100	$3,285,341	$(4,990,144)	$(1,704,228)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(583,307)	—	(583,307)

Net loss	—	—	—	—	—	(3,902,244)	(3,902,244)

Balance – March 31, 2024	4,750,000	475	1,000,000	100	2,702,034	(8,892,388)	(6,189,779)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(468,692)	—	(468,692)

Net loss	—	—	—	—	—	(3,973,890)	(3,973,890)

Balance – June 30, 2024	4,750,000	475	1,000,000	100	2,233,342	(12,866,278)	(10,632,361)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(452,296)	—	(452,296)

Net income	—	—	—	—	—	60,908	60,908

Balance – September 30, 2024	4,750,000	$475	1,000,000	$100	$1,781,046	$(12,805,370)	$(11,023,749)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,714,017	$(7,815,226)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(514,927)	(1,264,295)
Change in fair value of warrant liabilities	(3,288,000)	3,403,000
Changes in operating assets and liabilities:
Prepaid expenses	19,651	49,593
Accounts payable and accrued expenses	422,338	4,460,768
Net cash used in operating activities	(646,921)	(1,166,160)

Cash Flows from Investing Activities:
Cash deposited in the Trust Account for monthly extensions	(485,314)	(240,000)
Cash withdrawn from Trust Account in connection with redemption	10,561,755	21,871,605
Net cash provided by investing activities	10,076,441	21,631,605

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	1,132,250	1,408,500
Redemption of Class A ordinary shares subject to redemption	(10,561,755)	(21,871,605)
Net cash used in financing activities	(9,429,505)	(20,463,105)

Net Change in Cash	15	2,340
Cash – Beginning of period	1,927	8,027
Cash – End of period	$1,942	$10,367

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$1,000,241	$1,504,295

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 15,900,000 warrants (the “Private Placement Warrants”) to Cartica Acquisition Partners, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,900,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company (except as described in the registration statement for the Company’s IPO (the “Registration Statement”); (ii) may not (and the Class A ordinary shares issuable upon exercise of such warrants may not) be transferred, assigned or sold by the holders thereof until 30 days after the completion of the Company’s Business Combination (subject to certain exceptions described in the Registration Statement); (iii) may be exercised by the holders thereof on a cashless basis; and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The Company was initially required to consummate a Business Combination by July 7, 2023 (which was 18 months from the closing of IPO), which was extended to April 7, 2024, then to January 7, 2025 and further to October 7, 2025 and thereafter to February 7, 2026 (or such earlier date as determined by the board) (the “Combination Period”; see Note 10). If the Company has not consummated a Business Combination within the Combination Period, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. In the event of Company’s liquidation, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

In connection with the Transfer, on May 23, 2023, Subramanian Ramadorai, Keki M. Mistry, Farida Khambata, Parul Bhandari, Asif Ramji and Steven J. Quamme resigned as directors of the Company’s board of directors and Steven J. Quamme resigned as interim Chief Executive Officer. Concurrently with the Transfer, holders of the Company’s Class B ordinary shares elected Suresh Guduru, Suresh Singamsetty, Kishore Kondragunta, Rana Gujral, Kyle Ingvald Parent and John F. Levy as directors of the Company’s board of directors (collectively, the “New Directors”). In addition, Kyle Ingvald Parent and Suresh Singamsetty were appointed as Class I directors with a term expiring at the Company’s first annual general meeting; John F. Levy and Kishore Kondragunta were appointed as Class II directors with a term expiring at the second annual general meeting; and Rana Gujral and Suresh Guduru were appointed as Class III directors with a term expiring at the Company’s third annual general meeting. John F. Levy, Rana Gujral and Kyle Ingvald Parent were appointed as members of the Board’s audit committee (the “Audit Committee”) and compensation, nominating and corporate governance committee, with Mr. Levy serving as the Chairman of the Audit Committee and Mr. Gujral serving as the Chairman of the compensation, nominating and corporate governance committee. The Company’s board determined that John F. Levy, Rana Gujral, Kyle Ingvald Parent and Kishore Kondragunta are each an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

On January 6, 2025, the Company issued a promissory note (the “Third Extension Note”) in the principal amount of up to $121,329 to the Sponsor. In connection with the Third Extension, the Company deposited in its Trust Account $40,442.88 each month (commenced on January 8, 2025 and on the 7th day of each subsequent month) for the monthly extensions through April 7, 2025, for the benefits of the Public Shares that were not redeemed in connection with the Third Extension that was approved at the Third Extension Meeting.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the second three months of the Third Extension and will accordingly deposit in the Trust Account $53,924 each month (commenced on April 8, 2025, and on the 7th day of each subsequent month) for the monthly extensions through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this report.

On August 11, 2025, the Company issued a fourth promissory note (the “Fourth Extension Note”) in the principal amount of up to $202,214.40 to the Sponsor for the final three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) for the monthly extensions through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company.

See Note 10 for more information on the further extension of the Combination Period connection with the Fourth Extension Meeting and the Fifth Extension Note (as both terms are defined in Note 10).

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Since January 13, 2025, the Company’s securities have been trading on the OTC market. The suspension from Nasdaq and the commencement of trading on the OTC market does not affect the Company’s previously announced business combination with Nidar, and Yotta Data and Cloud Limited, a Cayman Islands exempted company and a wholly owned subsidiary of Nidar, as parties continue to work to effectuate the completion of that business combination. Nidar has filed a Registration Statement on Form F-4, as amended,

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

with the SEC in connection with the registration of its securities under the Securities Act, which includes a proxy statement of the Company (the “Nidar Registration Statement”).

The Company will remain a reporting entity under the Exchange Act, with respect to continued disclosure of financial and operational information.

Liquidity and Going Concern

As of September 30, 2025, the Company had $1,942 in its operating bank accounts and working capital deficit of $8,768,103.

In August 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Note”). On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000. On December 20, 2024, the Working Capital Note was again amended to increase the principal sum from $1,750,000 to $2,750,000. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. $2,445,435 and $1,798,500 were outstanding under the Working Capital Note as of September 30, 2025 and December 31, 2024, respectively.

In April 2024, the Company issued the Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the Second Extension. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and thereafter $40,000 on the 7th day of each subsequent month through January 7, 2025 for the benefits of Public Shares that were not redeemed in connection with the Second Extension. As of September 30, 2025 and December 31, 2024, the Company borrowed $360,000 under the terms of the Extension Note.

On January 6, 2025, the Company issued the Second Extension Note in the principal amount of up to $121,329 to the Sponsor to fund contributions in the Company’s Trust Account of $40,442.88 each month for the three months (commenced on January 8, 2025 and on the 7th day of each subsequent month) for monthly extensions through April 7, 2025. As of September 30, 2025, the Company has fully drawn the maximum amount allowed under the Second Extension Note.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the next three months of the Third Extension and will accordingly deposit in the Trust Account $53,924 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) for monthlty extensions through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this Quarterly Report on Form 10 - Q for the quarterly period ended September 30, 2025 (the “Report”).

On August 11, 2025, the Company issued the Fourth Extension Note in the principal amount of up to $202,214.40 to the Sponsor for the final three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) for monthly extensions through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company.

The total amount drawn and outstanding under all the promissory notes issues by the Company as of September 30, 2025 and December 31, 2024 was $3,290,750 and $2,158,500, respectively.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

The Company has until February 7, 2026 to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through February 7, 2026, or through twelve months from the filing of this Report. Management of the Company has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the filing of this Report. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 7, 2026.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 31, 2025 (the “2024 Annual Report”). The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2025 and December 31, 2024.

Cash Held in Trust Account

At September 30, 2025 and December 31, 2024, all of the assets in the Trust Account were in the form of cash held in an interest-bearing demand deposit account.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

2025, the Company paid an aggregate amount of $10,561,755 to the aforementioned redeeming shareholders for the 901,326 Public Shares redeemed on January 3, 2025, which included interest earned through January 6, 2025, the date the redemption was processed.

As of September 30, 2025 and December 31, 2024, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

	Number of
	shares	$
Class A ordinary shares subject to possible redemption as of December 31, 2023	4,214,415	46,305,735
Less:
Redemption of shares	(1,964,993)	(21,871,605)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	1,921,606
Class A ordinary shares subject to possible redemption as of December 31, 2024	2,249,422	26,355,736
Less:
Redemption of shares	(901,326)	(10,561,755)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	292,320
Class A ordinary shares subject to possible redemption as of March 31, 2025	1,348,096	16,086,301
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	331,811
Class A ordinary shares subject to possible redemption as of June 30, 2025	1,348,096	16,418,112
Plus:
Remeasurement of Class A ordinary shares to redemption amount	—	376,111
Class A ordinary shares subject to possible redemption as of September 30, 2025	1,348,096	16,794,223

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

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 27,400,000 Class A ordinary shares in the aggregate. As of September 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2025		2024
	Class A	Class A and B	Class A	Class A and B
	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(667,350)	$(2,846,431)	$17,127	$43,781
Denominator
Basic and diluted weighted average ordinary shares outstanding	1,348,096	5,750,000	2,249,422	5,750,000
Basic and diluted net (loss) income per ordinary share	$(0.50)	$(0.50)	$0.01	$0.01

	For the Nine Months Ended September 30,
	2025		2024
	Class A	Class A and B	Class A	Class A and B
	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$518,519	$2,195,498	$(2,634,235)	$(5,180,991)
Denominator
Basic and diluted weighted average ordinary shares outstanding	1,358,001	5,750,000	2,923,544	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.38	$0.38	$(0.90)	$(0.90)

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Promissory Notes — Related Party

On February 9, 2021, the Company issued a promissory note (the “First Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On September 20, 2021, the Promissory Note was amended to increase the borrowable amount to $350,000 and to extend the maturity date, and on November 15, 2021 to further extend the maturity date. The amended Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. At the consummation of the IPO, the outstanding balance of $244,225 for the First Promissory Note was paid in full by the Company. As of September 30, 2025 and December 31, 2024, no additional amount may be borrowed under this note.

In August 2023, the Company issued the Working Capital Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. In April 2024, the Working Capital Note was amended to increase the principal sum from up to $750,000 to up to $1,250,000. On June 24, 2024, the Working Capital Note was further amended to increase the principal sum from $1,250,000 to $1,750,000. On December 20, 2024, the Working Capital Note was again amended to increase the principal sum from $1,750,000 to $2,750,000. The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. $2,445,435 and $1,798,500 was outstanding under the Working Capital Note as of September 30, 2025 and December 31, 2024, respectively.

In April 2024, the Company issued the Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $360,000 in connection with the extension of the Company’s termination date from April 7, 2024 to January 7, 2025. The Company first deposited in its Trust Account $40,000 on April 7, 2024, and thereafter $40,000 on the 7th day of each subsequent month through January 7, 2025, for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved at the Second Extension Meeting. $360,000 was drawn and outstanding under the terms of the Extension Note as of September 30, 2025.

On January 6, 2025, the Company issued the Second Extension Note in the principal amount of up to $121,329 to the Sponsor to fund contributions in the Company’s Trust Account of $40,442.88 each month for three months (commencing on January 8, 2025 and on the 7th day of each subsequent month) for the monthly extensions through April 7, 2025. $121,329 was drawn and outstanding under the terms of the Second Extension Note.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the next three months of the Third Extension and accordingly deposits in the Trust Account $53,924 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) for the monthly extensions through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this Report.

On August 11, 2025, the Company issued the Fourth Extension Note in the principal amount of up to $202,214 to the Sponsor for the final three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) for the monthly extensions through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company. $202,214 was drawn and outstanding under the terms of the Third Extension Note as of the date of this Report.

The total amount drawn and outstanding under all promissory notes issued by the Company as of September 30, 2025 and December 31, 2024 was $3,290,750 and $2,158,500, respectively.

Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

Administrative Support Agreement

On January 4, 2022, the Company entered into an agreement to pay the Sponsor $930,000 over eighteen months beginning at the closing of the IPO, for the following administrative support expenses: (i) cash compensation to Mr. Goel, the Company’s Chief Executive Officer, in the form of an annual salary of $312,000; (ii) cash compensation to Mr. Coad, the Company’s Chief Operating Officer and Chief Financial Officer, in the form of an annual salary of $200,000; and (iii) $9,000 per month for office space, utilities and research, analytical, secretarial and administrative support, which the Sponsor is expected to source principally from Cartica Management, LLC (“Cartica Management”). In addition, at the closing of the IPO, the Company paid the Sponsor an aggregate amount of $601,167 of which $549,000 represented compensation and bonuses paid to Mr. Goel and Mr. Coad for their services through the closing of the IPO and $51,667 represented a prepayment of administrative support expenses for January 2022, to be amortized over the service period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these amounts (in the case of the officer compensation, after 30 days’ notice). On May 23, 2023, in connection with the Transfer (see Note 1), the Company and the Sponsor entered into an amendment to the administrative support agreement (the “Amended Administrative Support Agreement”), pursuant to which the Company has ceased to pay the Sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and nine months ended September 30, 2025 and 2024, the Company incurred and paid $50,000 and $150,000 of fees for these services, respectively.

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

The Company estimated the aggregate fair value of the 962,500 Class A ordinary shares attributable to the non-redeeming shareholders to be $158,139 or $0.1643 per share. The fair value of the Class A ordinary shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, it was recognized by the Company as a capital contribution by the Sponsor to induce them not to redeem, with a corresponding charge to additional paid in capital to recognize the fair value of the

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

shares transferred as an offering cost in the Company’s statements of changes in the shareholder’s deficit for the year ended December 31, 2023.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial business combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial business combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial business combination.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Service Provider Agreements

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with identifying potential targets in connection with the Company’s initial Business Combination, provide certain advisory services, and negotiate terms in connection with the Company’s initial Business Combination. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met. The conditions include, but are not limited to, either (i) signing of a letter of intent with a specific target, (ii) signing a business combination agreement with a specific target, and/or (iii) the successful consummation of an initial Business Combination with a specific target. The contingent fees related to the arrangements entered into as of September 30, 2025, are based on either (i) a percentage of total consideration paid or, (ii) a fixed fee; in either case not to exceed an aggregate amount of $6.0 million. No fees are currently payable under these arrangements.

On June 13, 2023, the Company and the Sponsor entered into an agreement with a service provider whereby upon approval of the First Extension, which occurred on June 30, 2023, $100,000 was due and payable to the service provider. In addition, upon the consummation of the Company’s Business Combination, the service provider will earn and receive an additional $100,000 cash payment from the Company and acquire 50,000 Founder Shares from the Sponsor at $0.003 per share, the original purchase price of such shares. The aggregate fair value of the Founder Shares as of June 30, 2023, the date the shareholders approved the First Extension, was $8,215 or $0.1643 per Founder Share. During the twelve month period ended December 31, 2023, the Company recognized and paid $100,000 of fees. No fees were recognized or paid in 2024. As of September 30, 2025, no fees were recognized or paid.

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

For the three and nine months ended September 30, 2025, the Company did not record any advisory fee for the placement agents. On March 31, 2025, one of the members of the consortium of financial advisors withdrew from the engagement.

Such engagement agreements with the placement agents expired during the third quarter of 2025 upon the completion of their terms.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2023, in connection with the First Extension Meeting, shareholders holding 18,785,585 Class A ordinary shares exercised their right to redeem such shares (see Note 1). On April 3, 2024, in connection with the Second Extension Meeting, shareholders holding 1,964,993 Class A ordinary shares exercised their right to redeem such shares. On January 3, 2025, in connection with the Second Extension Meeting, shareholders holding 901,326 Class A ordinary shares exercised their right to redeem such shares (see Note 1). At September 30, 2025 and December 31, 2024, there were 4,750,000 Class A ordinary shares issued and outstanding (excluding 1,348,096 and 2,249,422 shares subject to redemption), respectively.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Class B Ordinary Shares

The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 29, 2023, the Company issued an aggregate of 4,750,000 Class A ordinary shares to the Sponsor, upon the Conversion of an equal number of the Company’s Class B ordinary shares, held by the Sponsor (see Note 1). The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the prospectus for the Company’s IPO. At September 30, 2025 and December 31, 2024, there were 1,000,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s Business Combination.

The remaining Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the completion of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one for one basis.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2025	2024
Liabilities:
Warrant liabilities – Public Warrants	1	$1,725,000	$3,105,000
Warrant liabilities – Private Placement Warrants	3	$2,385,000	$4,293,000

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

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

initial measurement, the Company estimated the selected volatility of its ordinary shares based on the implied volatility of comparable SPAC warrants. Effective February 25, 2022, the Public Warrants began trading separately.

As of September 30, 2025 and December 31, 2024, the value of Public Warrants is based on observable trading prices.

As of September 30, 2025 and December 31, 2024, in order to value the Private Placement Warrants, the Company compared the expected fair value of the Public Warrants using a Monte Carlo simulation model to the trading value of the Public Warrants to calculate an implied volatility and probability of successful Business Combination. The inputs used in the Monte Carlo analysis included implied volatility, expected risk-free interest rate and expected life of the Public Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Public Warrants following a successful Business Combination. The Company used the contractual five-year life as the expected life of the Public Warrants. The Company then applied a Black-Scholes formula to estimate the fair value of the Private Placement Warrants.

The key inputs into the Black-Scholes Merton formula for the Private Placement Warrants were as follows at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
Input	2025	2024
Risk-free interest rate	3.74%	4.38%
Expected term (years)	5.00	5.00
Expected volatility	1.0%	1.0%
Exercise price	$11.50	$11.50
Stock price of Class A ordinary share	$12.50	$11.82

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private
Placement
Warrants
Fair value at December 31, 2024	$4,293,000
Change in fair value	(318,000)
Fair value at March 31, 2025	3,975,000
Change in fair value	(3,498,000)
Fair value at June 30, 2025	477,000
Change in fair value	1,908,000
Fair value at September 30, 2025	$2,385,000

Private
Placement
Warrants
Fair value at December 31, 2023	$636,000
Change in fair value	1,272,000
Fair value at March 31, 2024	1,908,000
Change in fair value	1,113,000
Fair value at June 30, 2024	3,021,000
Change in fair value	(477,000)
Fair value at September 30, 2024	$2,544,000

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers from Level 3 during the reporting periods presented.

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

As of December 31, 2024, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.27 and $0.27 per warrant for aggregate value of $4,293,000 and $3,105,000, respectively.

As of September 30, 2025, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.15 and $0.15 per warrant for aggregate value of $2,385,000 and $1,725,000, respectively.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Operating and formation costs	$399,677	$1,093,388	$1,088,910	$5,676,521
Interest income on marketable securities held in Trust Account	$173,896	$332,296	$514,927	$1,264,295

	September 30, 2025	December 31, 2024
Total assets	$16,797,306	$26,378,456

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 3, 2025, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “Fourth Extension Meeting”) to (i) amend the Company’s amended and restated memorandum and articles of association, as amended, to extend the date by which the Company has to consummate a business combination from October 7, 2025 to February 7, 2026 (the “Fourth Extension”) and (ii) ratify the selection by the Company’s audit committee, and appointment, of CBIZ CPAs P.C. to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2025. In connection with the Fourth Extension Meeting, shareholders holding 420,537 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $5.2 million (approximately $12.46 per Public Share) was removed from the

CARTICA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Trust Account to pay such holders (the “Fourth Extension Redemptions”). Immediately following the Fourth Extension Redemptions, there were 927,559 Class A ordinary shares issued and outstanding.

On October 7, 2025, in connection with the Fourth Extension Meeting, the Company issued a promissory note in the aggregate principal amount of up to $148,409.44 (the “Fifth Extension Note”) to the Sponsor, pursuant to which $148,409.44 is to be deposited into the Trust Account for the benefit of the public shareholders who did not redeem in the Fourth Extension Redemptions. The Company will deposit $37,102.36 per month into the Trust Account, which equates to approximately $0.04 per remaining Public Share, for each monthly period (commencing on October 8, 2025 and ending on the 7th day of each subsequent month) until February 7, 2026, or portion thereof, that is needed to complete the Business Combination, for up to an aggregate of $148,409.44. On October 9, 2025, the Company deposited $37,102.36 into the Trust Account for the first month’s extension of the Combination Period under the Fourth Extension. On November 10, 2025, the Company deposited $37,102.36 into the Trust Account for the second month’s extension of the Combination Period under the Fourth Extension.

Subsequent to September 30, 2025, the Company borrowed an additional $149,295 under the Working Capital Note, resulting in a total outstanding balance of $2,594,731 under the terms of the Working Capital Note as of the date of this Report.

On October 9, 2025, following the Fourth Extension Redemptions, the Company deposited the funds remaining in the Trust Account of $11,589,551 in U.S. government securities meeting certain conditions under Rule 2a-7 of the Investment Company Act. The Company intends to so maintain the funds in the Trust Account until the earlier of the consummation of the business combination and the Company’s liquidation. The monthly contributions to the Trust Account made in connection with the Fourth Extension remain held in an interest-bearing demand deposit account.

On November 2, 2025, the Company entered into an agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) to advise on the Nidar Business Combination, including capital markets advisory services as well as placement agent services (“Placement Services”).

In connection with the provision of capital markets advisory services, the Company agreed to pay Oppenheimer a cash fee of $2,000,000, payable subject to and upon the consummation of the Nidar Business Combination.

In connection with the Placement Services:

(i)

to the extent any strategic investors participate in the Placement Services, the Company shall pay Oppenheimer a reduced fee in the amount equal to the product of (i) 2.00% multiplied by (ii) 70% of the gross proceeds raised from such strategic investor(s);

(ii)

the Company shall pay Oppenheimer a cash fee on any gross proceeds raised from investors who are not strategic investors and are identified to the Company by Oppenheimer in an amount equal to the product of (i) 6.0% multiplied by (ii) the first $200 million in the aggregate of such gross proceeds plus an amount equal to the product of (i) 4.0% multiplied by (ii) such gross proceeds in excess of $200 million, in each case then multiplied by 70% (the “Base Placement Fee”). For the avoidance of doubt, gross proceeds raised by strategic investors will not count towards the Base Placement Fee.

On November 5, 2025, the Nidar Registration Statement went effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. We have based these forward-looking statements on our management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

Overview

We were incorporated in the Cayman Islands on February 3, 2021 and formed for the purpose of effecting a business combination with one or more businesses.

We have until February 7, 2026 (or such earlier date as determined by the board of directors) to complete the Nidar Business Combination. If we have not completed the Nidar Business Combination within such period of time, we may, however, elect to seek to further extend the Combination Period by amending our amended and restated memorandum and articles of incorporation. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

If we have not consummated the Nidar Business Combination during such time, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less taxes payable and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Nidar Business Combination within the period of time provided in our amended and restated memorandum and articles of association.

Recent Developments

On October 3, 2025, we held the Fourth Extension Meeting to (i) amend the amended and restated memorandum and articles of association, to extend the date by which we have to consummate a business combination from October 7, 2025 to February 7, 2026. and (ii) ratify the selection by our Company’s audit committee, and appointment, of CBIZ CPAs P.C. to serve as our independent registered public accounting firm for the year ending December 31, 2025. In connection with the Fourth Extension Meeting, shareholders holding 420,537 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $5.2 million (approximately $12.46 per Public Share) was removed from the Trust Account to pay such holders. Immediately following the Fourth Extension Redemptions, there were 927,559 Class A ordinary shares issued and outstanding.

On October 7, 2025, in connection with the Fourth Extension Meeting, we issued Fifth Extension Note in the aggregate principal amount of up to $148,409.44 to the Sponsor, pursuant to which $148,409.44 is to be deposited into the Trust Account for the benefit of the public shareholders who did not redeem in the Fourth Extension Redemptions. We will deposit $37,102.36 per month into the Trust Account, which equates to approximately $0.04 per remaining Public Share, for each monthly period (commencing on October 8, 2025 and ending on the 7th day of each subsequent month) until February 7, 2026, or portion thereof, that is needed to complete the Business Combination, for up to an aggregate of $148,409.44. On October 9, 2025, we deposited $37,102.36 into the Trust Account for the first month’s extension of the Combination Period under the Fourth Extension. On November 10, 2025, we deposited $37,102.36 into the Trust Account for the second month’s extension of the Combination Period under the Fourth Extension.

Subsequent to September 30, 2025, we borrowed an additional $149,295 under the Working Capital Note, resulting in a total outstanding balance of $2,594,731 under the terms of the Working Capital Note as of the date of this Report.

On October 9, 2025, following the Fourth Extension Redemptions, we deposited the funds remaining in the Trust Account of $11,589,551 in U.S. government securities meeting certain conditions under Rule 2a-7 of the Investment Company Act. We intend to so maintain the funds in the Trust Account until the earlier of the consummation of the business combination and our liquidation. The monthly contributions to the Trust Account made in connection with the Fourth Extension remain held in an interest-bearing demand deposit account.

On November 2, 2025, we entered into an agreement with Oppenheimer to advise on the Nidar Business Combination, including capital markets advisory services as well as placement agent services.

In connection with the provision of capital markets advisory services, the Company agreed to pay Oppenheimer a cash fee of $2,000,000, payable subject to and upon the consummation of the Nidar Business Combination.

In connection with the Placement Services:

(i)

to the extent any strategic investors participate in the Placement Services, we shall pay Oppenheimer a reduced fee in the amount equal to the product of (i) 2.00% multiplied by (ii) 70% of the gross proceeds raised from such strategic investor(s);

(ii)

we shall pay Oppenheimer a cash fee on any gross proceeds raised from investors who are not strategic investors and are identified to us by Oppenheimer in an amount equal to the product of (i) 6.0% multiplied by (ii) the first $200 million in the aggregate of such gross proceeds plus an amount equal to the product of (i) 4.0% multiplied by (ii) such gross proceeds in excess of $200 million, in each case then multiplied by 70%. For the avoidance of doubt, gross proceeds raised by strategic investors will not count towards the Base Placement Fee.

On November 5, 2025, the Nidar Registration Statement went effective.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from February 3, 2021 (inception) through September 30, 2025 were organizational activities, the IPO and identifying a target company and negotiating the terms of a Business Combination, including Nidar. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $3,513,781, which consists of interest income on cash held in the Trust Account of $173,896, partially offset by change in fair value of warrant liabilities of $3,288,000, and operating and formation costs of $399,677.

For the three months ended September 30, 2024, we had a net income of $60,908, which consists of change in fair value of warrant liabilities of $822,000 and interest income on cash and marketable securities held in the Trust Account of $332,296, offset by operating and formation costs of $1,093,388.

For the nine months ended September 30, 2025, we had a net income of $2,714,017, which consists of change in fair value of warrant liabilities of $3,288,000 and interest income on cash held in the Trust Account of $514,927, partially offset by operating and formation costs of $1,088,910.

For the nine months ended September 30, 2024, we had a net loss of $7,815,226, which consists of change in fair value of warrant liabilities of $3,403,000 and operating and formation costs of $5,676,521, offset by interest income on cash and marketable securities held in the Trust Account of $1,264,295.

Liquidity, Capital Resources and Going Concern

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

The Working Capital Note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. As of September 30, 2025, $2,445,435 was drawn and outstanding under terms of the promissory note and $304,565 may be further borrowed under this note.

For the nine months ended September 30, 2025, cash used in operating activities was $646,921. Net income of $2,714,017 was affected by interest earned on cash held in the Trust Account of $514,927 and change in fair value of warrant liabilities of $3,288,000. Changes in operating assets and liabilities provided $441,989 of cash for operating activities.

For the nine months ended September 30, 2024, cash used in operating activities was $1,166,160. Net loss of $7,815,226 was affected by interest earned on marketable securities held in the Trust Account of $1,264,295 and change in fair value of warrant liabilities of $3,403,000. Changes in operating assets and liabilities provided $4,510,361 of cash for operating activities.

As of September 30, 2025, we had cash held in the Trust Account of approximately $16,794,222 (including $2,908,834 of interest expense). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $1,942. We intend to use the funds held outside the Trust Account and any additional borrowing to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Second Extension, our Sponsor contributed to us as a loan an aggregate of $40,000 for each month (commenced on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, which amount was deposited into the Trust

Account for the benefits of Public Shares that were not redeemed in connection with the Second Extension that was approved by our shareholders. We deposited a total of $360,000 in the Trust Account as of September 30, 2025.

In connection with the Third Extension, our Sponsor has agreed to contribute to us a loan (commenced on January 8, 2025 and on the 7th day of each subsequent month) until October 7, 2025. For the first three months of the Third Extension (commencing on January 8, 2025 and on the 7th day of each subsequent month) for the monthly extensions through April 7, 2025, our Sponsor contributed to us as a loan three equal amounts of $40,443 per month. The amount of each contribution of such loan does not bear interest and will be repayable by us to the Sponsor or its designees upon the earlier of (i) the date of the consummation of our Business Combination, and (ii) the date of our liquidation. On January 6, 2025, we issued the Second Extension Note for a total amount of $121,329, which was used to make the three monthly extension payments of $40,443 per month, which have been deposited in the Trust Account, to extend the Combination Period through April 7, 2025. As of the date of this Report, $121,329 has been drawn and is outstanding under the terms of the Second Extension Note.

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the next three months of the Third Extension and will accordingly deposit in the Trust Account $53,923.84 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) for the monthly extensions through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this Report.

On August 11, 2025, the Company issued the Fourth Extension Note in the principal amount of up to $202,214 to the Sponsor for the final three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) for the monthly extensions through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company. $202,214 was drawn and outstanding under the terms of the Third Extension Note as of the date of this Report.

As of the date of the Report, the total we have borrowed under our various promissory notes is $3.5 million, of which $2.6 million was used as working capital and $0.9 million was used for extensions of the Combination Period.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, we had no outstanding borrowings under the Working Capital Loans.

Going Concern

We have until February 7, 2026 to consummate the Nidar Business Combination. If the Nidar Business Combination is not consummated by then, we may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of our shareholders, who will be provided the opportunity at that time to redeem all or a portion of public shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on us). Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. Additionally, we will not have sufficient liquidity to fund the working capital needs of the Company through February 7, 2026 or through twelve months from the issuance of this Report. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for the twelve months from the date of filing of this Report. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 7, 2026.

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

On May 23, 2023, in connection with the Transfer, the Company and the Sponsor entered into the Amended Administrative Support Agreement, pursuant to which the Company has ceased to pay the Sponsor for (i) the cash compensation to the Chief Executive Officer in the form of an annual salary of $312,000 and (ii) $9,000 per month for office space, utilities, and research, analytical, secretarial and administrative support. Per the Amended Administrative Support Agreement the Sponsor shall (i) pay to the Company’s Chief Operating Officer and Chief Financial Officer an annual cash salary of $200,000, in substantially equal periodic installments, and bonuses of up to $150,000; and (ii) make available, or cause to be made available, to the Company, at a location mutually agreed by the Parties (or any successor location of Sponsor), office space, utilities, and research, analytical, secretarial and administrative support, as may be reasonably required by the Company. In exchange for these services, the Company shall pay Sponsor $16,666.67 per month with the first payment due on or around May 31, 2023 and continuing monthly thereafter until the termination date as defined in the agreement. For the three and nine months ended September 30, 2025, the Company incurred and paid $50,000 and $150,000 in fees for these services, respectively. For the year ended December 31, 2024, the Company incurred $200,000 and paid $183,333 in fees for these services.

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

Working Capital Note

In August 2023, the Company issued the Working Capital Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On February 16, 2024, the Working Capital Note was amended to increase the principal sum from up to $300,000 to up to $750,000. On April 4, 2024, it was further amended to increase the principal sum from $750,000 to $1,250,000; it was then amended to increase the principal sum from $1,250,000 to $1,750,000 on June 24, 2024. On December 20, 2024, it was again amended to increase the principal sum from $1,750,000 to $2,750,000. The promissory note, as amended, bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination and (b) the date of the Company’s liquidation. $2,445,435 and $1,798,500 were outstanding under the promissory note as of September 30, 2025 and December 31, 2024, respectively.

In connection with the Second Extension, our Sponsor contributed to us as a loan an aggregate of $40,000 for each month (commenced on April 7, 2024 and on the 7th day of each subsequent month) until January 7, 2025, which amount was deposited into the Trust Account. We first deposited in its Trust Account $40,000 on April 7, 2024, and had deposited thereafter and continue to deposit in its Trust Account $40,000 on the 7th day of each subsequent month till January 7, 2025 for the benefits of public shares that were not redeemed in connection with the Second Extension that was approved by our shareholders. The Company had drawn nine installments of $40,000 under the terms of this note and deposited them in the Trust Account through the date of this Report. We deposited a total of $360,000 in the Trust Account for the year ended September, 2025, respectively.

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

Third Extension Note

On April 1, 2025, the Company issued the Third Extension Note in the principal amount of up to $161,772 to the Sponsor for the next three months of the Third Extension and will accordingly deposit in the Trust Account $53,923.84 each month (commenced on April 8, 2025 and on the 7th day of each subsequent month) through July 7, 2025. $161,772 was drawn and outstanding under the terms of the Third Extension Note as of the date of this Report.

Fourth Extension Note

On August 11, 2025, the Company issued the Fourth Extension Note in the principal amount of up to $202,214.40 to the Sponsor for the final three months of the Third Extension and will accordingly deposit in the Trust Account $67,404.80 each month (commencing on July 8, 2025 and on the 7th day of each subsequent month) through October 7, 2025. The principal amount of this note may be drawn down in three equal amounts of $67,404.80 per month. The Fourth Extension Note bears no interest and is payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company.

As of the date of the Report, the total we have borrowed under our various promissory notes is $3.5 million, of which $2.6 million was used for working capital and $0.9 million was used for extensions of the Combination Period.

Critical Accounting Estimates and Policies

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

As of September 30, 2025 and December 31, 2024, we had 27,400,000 warrants issued and outstanding, including 11,500,000 Public warrants classified as Level 1, and 15,900,000 Private Placement Warrants classified as Level 3 in the hierarchy of fair value measurements.

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares is excluded from (loss) income per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net (loss) income pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of our Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement and (ii) 2024 Annual Report. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Nidar and the Nidar Business Combination, please see the Nidar Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the report. For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022. There has been no material change in the planned use of proceeds from our IPO and private placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

On January 5, 2024, we instructed Continental to liquidate the investments held in the Trust Account and to hold the funds in an interest-bearing demand deposit account, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. On October 9, 2025, following the Fourth Extension Redemptions, we instructed Continental to redeposit the remaining funds in the Trust Account into U.S. government securities that meet the conditions of Rule 2a-7 under the Investment Company Act. We intend to maintain such investments in U.S. government securities until the earlier of the consummation of our initial Business Combination or our liquidation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report. However, on October 3, 2025, we held the Fourth Extension Meeting and our shareholders approved, among other things, the Fourth Extension, which extended the Combination Period from October 7, 2025 to February 7, 2026. In connection with the vote to approve the Fourth Extension, public shareholders holding 420,537 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of $5.2 million, or approximately $12.46 per Public Share to such redeeming Public Shareholders in the Fourth Extension Redemptions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cartica Acquisition Corp

Date: November 14, 2025	By:	/s/ Suresh Guduru
	Name:	Suresh Guduru
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ C. Brian Coad
	Name:	C. Brian Coad
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)